Form 10-Q
period 2021-03-31
Figure Acquisition Corp. I
filed 2021-05-24
CIK 1839550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                  .

FIGURE ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Delaware	001-40081	85-4326385
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

650 California Street, Suite 2700
San Francisco, CA
(Address of principal executive offices, including zip code)

(628) 210-6937
Registrant’s Telephone Number, Including Area Code

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	FACA	The New York Stock Exchange
Redeemable warrants, each one whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	FACA WS	The New York Stock Exchange
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	FACA.U	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of May 21, 2021, 28,750,000 shares of Class A common stock, par value $0.0001 per share, 3,194,444 shares of Class B common stock, par value $0.0001 per share, and 9,126,984 shares of Class L common stock, par value $0.0001, were issued and outstanding, respectively.

FIGURE ACQUISITION CORP. I
Form 10-Q
For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
FIGURE ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$985,917	$25,000
Prepaid Expenses	586,663	—
Total current assets	1,572,580	25,000

Deferred offering costs	—	49,366
Cash and securities held in Trust Account	287,500,000	—
Total Assets	$289,072,580	$74,366

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$67,509	$57,500
Promissory note – related party	—	—
Total current liabilities	67,509	57,500
Deferred underwriting fee	10,062,500	—
Warrant liability	16,183,959	—
Total liabilities	26,313,968	57,500

Commitments and Contingencies

Class A Common Stock subject to possible redemption, 25,775,861 and 0 shares at redemption value, at March 31, 2021 and December 31, 2020, respectively	257,758,610	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 2,974,139 and 0 shares issued and outstanding (excluding 25,775,861 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	29,741	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,194,444 shares issued and outstanding at March 31, 2021 and December 31, 2020	319	319
Class L common stock, $0.0001 par value; 15,000,000 shares authorized; 9,126,984 shares issued and outstanding at March 31, 2021 and December 31, 2020	913	913
Additional paid-in capital	3,107,208	23,768
Retained earnings (accumulated deficit)	1,861,821	(8,134)
Total stockholders’ equity	5,000,002	16,866
Total Liabilities and Stockholders’ Equity	$289,072,580	$74,366

The accompanying notes are an integral part of these unaudited financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Formation and operating costs	$71,283
Loss from Operations	(71,283)

Other income:
Interest earned on cash and marketable securities held in Trust Account	—
Offering costs allocated to warrants	(621,678)
Change in fair value of warrant liability	2,562,916
Total other income	1,941,238

Net income	$1,869,955
Weighted average shares outstanding, Class A common stock subject to possible redemption	25,517,968
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.00
Weighted average shares outstanding, Non-redeemable common stock	12,703,724
Basic and diluted net income per share, Non-redeemable common stock	$0.15

The accompanying notes are an integral part of these unaudited financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Class A Common stock		Class B Common stock		Class L Common stock		Additional Paid-in	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2021	—	$—	3,194,444	$319	9,126,984	$913	$23,768	$(8,134)	$16,866
Sale of 28,750,000 Units, net of underwriting discount and offering expenses	28,750,000	287,500	—	—	—	—	271,581,166	—	271,868,666
Sale of 5,166,667 Private Placement warrants	—	—	—	—	—	—	7,750,000	—	7,750,000
Initial classification of warrant liability	—	—	—	—	—	—	(18,746,875)	—	(18,746,875)
Net income	—	—	—	—	—	—	—	1,869,955	1,869,955
Class A common stock subject to possible redemption	(25,775,861)	(257,759)	—	—	—	—	(257,500,851)	—	(257,758,610)
Balance as of March 31, 2021	2,974,139	$29,741	3,194,444	$319	9,126,984	$913	$3,107,208	$1,861,821	$5,000,002

The accompanying notes are an integral part of these unaudited financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Cash flows from operating activities:
Net income	$1,869,955
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	—
Offering costs allocated to warrants	621,678
Change in fair value of warrant liability	(2,562,916)
Changes in operating assets and liabilities:
Prepaid assets	(586,663)
Accrued expenses	26,925
Net cash used in operating activities	(631,021)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	281,750,000
Proceeds from issuance of Private Placement Warrants	7,750,000
Proceeds from promissory note – related party	115,492
Repayment of promissory note – related party	(115,492)
Payment of offering costs	(408,062)
Net cash provided by financing activities	289,091,938
Net change in cash	960,917
Cash, beginning of period	25,000
Cash, end of the period	$985,917

Supplemental disclosure of non-cash financing activities:
Initial classification of common stock subject to possible redemption	$257,758,610
Initial classification of warrant liability	$18,901,875
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,062,500

The accompanying notes are an integral part of these unaudited financial statements.

FIGURE ACQUISITION CORP. I
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Figure Acquisition Corp. I (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on December 15, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2021 (the “Effective Date”). On February 23, 2021, the Company consummated the IPO of 28,750,000 units ((the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 4. Each Unit consists of one share of common stock, and one-fourth of one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,166,667 Private Placement Warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to Fintech Acquisition LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $7,750,000, which is discussed in Note 5.

Transaction costs of the IPO amounted to $16,253,012 consisting of $5,750,000 of underwriting discount, $10,062,500 of deferred underwriting discount, and $440,512 of other offering costs, and of which $621,678 were allocated to expense associated with the warrant liability.

Following the closing of the IPO on February 23, 2021, $287,500,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, as determined by the Company, until the earlier of:  (a) the completion of the Company’s initial Business Combination, (b) the redemption of any shares of the Company’s Class A common stock sold in the Proposed Public Offering (the “public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete its initial Business Combination within 24 months from the closing of the Proposed Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of 100% of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Company will have 24 months from February 23, 2021, the closing of the Public Offering, to complete an initial Business Combination (the “Combination Period”). However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their shares of the Company’s Class B common stock (the “founder shares”), shares of Class L common stock and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares, shares of Class L common stock and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to stockholder’s rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and shares of Class L common stock if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any founder shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.0 million in its operating bank account, and working capital of approximately $1.5 million.

The Company’s liquidity needs up to February 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on February 23, 2021 from the IPO proceeds (see Note 6).  Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Financial Statements

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in February 2021, the Company’s previously issued balance sheet as of February 23, 2021 on Form 8-K should no longer be relied upon. As such, the Company is restating its balance sheet in this Quarterly Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on February 23, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on February 23, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of February 23, 2021, should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

 Impact of the Restatement

The impact to the balance sheet dated February 23, 2021, filed on Form 8-K on March 1, 2021 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $18.9 million increase to the warrant liabilities line item on February 23, 2021 and offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item. Transaction costs of the IPO of $621,678 were allocated to expense associated with the warrant liability, which is reflected in the change to the accumulated deficit line.  The liability associated with the Private Warrants in excess of the Private Placement proceeds resulted in a non-operating expense of $155,000, which is reflected in the change to the accumulated deficit line. There is no change to total stockholders' equity at any reported balance sheet date.

	As of February 23, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$290,100,262	$—	$290,100,262
Liabilities and stockholders’ equity:
Total current liabilities	$937,354	$—	$937,354
Warrant liabilities	—	18,901,875	18,901,875
Total liabilities	11,090,346	18,901,875	33,147,810
Class A common stock, $0.0001 par value; stock subject to possible redemption	274,009,910	(18,901,875)	255,108,035
Stockholders’ equity
Class A common stock - $0.0001 par value	135	189	324
Additional paid-in-capital	5,010,711	776,489	5,787,200
Accumulated deficit	(12,072)	(776,678)	(788,750)
Total stockholders’ equity	5,000,006	—	5,000,006
Total liabilities and stockholders’ equity	$290,100,262	$—	$290,100,262

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 2, Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Transaction costs amounted to $16,253,012, of which $621,678 were allocated to expense associated with the warrant liability.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of March 31, 2021 and December 31, 2020.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period ended March 31, 2021.

Net Income Per Common Share

Net income per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 12,354,167 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Reconciliation of Net Income per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

For the Three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on cash and marketable securities held in Trust Account	$-
Net income allocable to shares subject to possible redemption	$-
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	25,517,968
Basic and diluted net income per share	$-

Non-Redeemable Class A and Class B Common Stock
Numerator: Net Income minus Net Earnings
Net income	$1,869,955
Less: Income attributable to common stock subject to possible redemption	-
Adjusted net income	$1,869,955
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding	12,703,724
Basic and diluted net income per common share	$0.15

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Units

On February 23, 2021, the Company sold 28,750,000 Units, at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,750,000 Units, at a purchase price of $10,00 per Unit. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant to purchase one share of Class A common stock (the “Public Warrants”).

Public Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from February 23, 2021, the closing of the Public Offering, or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, (i) in the case of any such issuance to the Sponsor or any of its respective affiliates, without taking into account any founder shares or shares of Class L common stock held by the Sponsor or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to the Sponsor or any of its respective affiliates, without taking into account the transfer of founder shares, shares of Class L common stock or private placement warrants by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below in “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger described below in “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

Redemption of Warrants When the Price per of Class A Common Stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●
if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders (which we refer to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable, the Company may exercise its redemption right even if unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per of Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the “fair market value” of the Class A common stock (as defined below in the immediately following paragraph) except as otherwise described below;

●
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities); and

●
if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

The “fair market value” of the Class A common stock for the above purpose shall mean the volume-weighted average price of the Class A common stock as reported during the ten trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide our warrant holders with the final fair market value no later than one business day after the ten-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per whole warrant (subject to adjustment).

If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of the Class A common stock over the exercise price of the warrants by (y) the fair market value and (B) 0.361 per whole warrant. The “fair market value” as used in this paragraph shall mean the average last reported sale price of the Class A common stock for the ten trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,750,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust.

The Private Placement Warrants are identical to the Public Warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the initial stockholders or its permitted transferees, (i) they will not be redeemable by the Company for cash, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, and (iii) they may be exercised by the holders on a cashless basis. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Note 6 — Related Party Transactions

Founder Shares

In December 2020, the Company’s Sponsor purchased 4,107,143 shares of Class B common stock and 8,214,286 shares of Class L common stock for a capital contribution of $25,000, or approximately $0.002 per share. In January 2021, the Company’s Sponsor surrendered its Class B and Class L shares, and the Company reissued to the Sponsor 3,194,444 shares of Class B common stock (the “founder shares”) and 9,126,984 shares of Class L common stock, with no return of capital or payment by the Sponsor, resulting in the Sponsor holding 3,194,444 shares of Class B common stock (the “founder shares”) and 9,126,984 shares of Class L common stock, including an aggregate of up to 416,667 shares of Class B common stock and up to 1,190,476 shares of Class L common stock subject to forfeiture, respectively, if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise their over-allotment option on February 23, 2021, none of the Class B shares or Class L shares are subject to forfeiture any longer.

With certain limited exceptions, the founder shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, including their respective limited partners, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the reported closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date, following the completion of the Company’s initial Business Combination, on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On December 22, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the IPO. During the period from January 1, 2021 to February 23, 2021, the Company had borrowed $115,492 under the promissory note. On February 25, 2021, the Company paid the note balance in full from the proceeds of the IPO.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.  At March 31, 2021, no Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Registration Rights

The Sponsor will have rights to require the Company to register any of its securities held by them for resale under the Securities Act pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, the holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 3,750,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On February 23, 2021, the underwriter fully exercised the over-allotment option, and was paid a fixed underwriting discount of 2% of the gross proceeds of the IPO, or $5,750,000 in aggregate.

The underwriters are entitled to deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.01 each.  At March 31, 2021 and December 31, 2020, there were 2,974,139 and 0 shares issued and outstanding, excluding 25,775,861 and 0 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share.  At March 31, 2021 and December 31, 2020, there were 3,194,444 shares issued and outstanding.

The Company’s sponsor, directors and officers have agreed not to transfer, assign or sell their founder shares until the earlier to occur of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the reported closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the Company’s initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 10% of the sum of (i) the total number of all shares of common stock outstanding upon the completion of the Public Offering, plus (ii) the total number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with or in connection with the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any units or warrants issued to our sponsor or its affiliates upon conversion of Working Capital Loans; provided that such conversion of founder shares will never occur on a less than one for one basis.

Prior to the initial Business Combination, only holders of the Company’s Class B common stock will have the right to vote on the election of directors. With respect to any other matter submitted to a vote of the Company’s stockholder, holders of record of the Class A common stock and holders of record of the Class B common stock will vote together as a single class, with each share of common stock entitling the holder to one vote except as required by law.

Class L Common Stock —The Company is authorized to issue a total of 15,000,000 shares of Class L common stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 9,126,984 shares issued and outstanding.

The Class L common stock shall have no voting rights and will convert into shares of Class A common stock following the initial Business Combination to the extent certain triggering vesting events occur. The Class L common stock will vest in four equal tranches upon achieving share performance targets. If between the consummation of our initial business combination and the ten year anniversary of the initial Business Combination the closing price of the Company's Class A common stock equals or exceeds specified per share trading price targets for any 20 trading days within a 30-trading day period (the four vesting price targets equal $12.50 ("First Price Vesting"), $15.00 ("Second Price Vesting"), $17.50 ("Third Price Vesting"), and $20.00 ("Fourth Price Vesting")), one-fourth of the Class L common shares will automatically convert into Class A common shares on a 1-for-1 basis. For example, if fifteen months following the consummation of the initial Business Combination the closing price of the shares of Class A common stock equals or exceeds $15.00 but does not exceed $17.50 for 20 trading days within a 30-trading day period, both the First Price Vesting and Second Price Vesting target achievements will be met, resulting in a total of 3,968,254 Class L Shares converting into 3,968,254 shares of Class A common stock, representing 1,984,127 shares associated with the First Price Vesting and 1,984,127 shares associated with the Second Price Vesting (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

For purposes of the foregoing price vesting targets, if the Company consummates any liquidation, merger, share exchange, reorganization or other similar transaction after its initial business combination and before the tenth anniversary of its initial business combination (a "Strategic Transaction") which results in all of the public stockholders having the right to exchange their common stock for cash, securities or other property, then the Company’s board of directors will determine in good faith the effective price per share of Class A common stock in such Strategic Transaction. This effective price will dictate how many remaining shares of Class L common stock convert on a one-for-one basis to shares of Class A common stock, based on the foregoing price vesting targets.

For example, if the Company consummates a Strategic Transaction and the First and Second Price Vesting targets have previously been achieved and the effective price in such Strategic Transaction is determined to be $17.50, then 1,984,127 shares of Class L common stock will convert at the closing of such Strategic Transaction on a one-for-one basis to 1,984,127 shares of Class A common stock, and any remaining shares of Class L common stock will be forfeited.

Further, for example, if the Company consummates a Strategic Transaction and the First and Second Price Vesting targets have previously not been achieved and the effective price in such Strategic Transaction is determined to be $17.50, then 5,952,381 shares of Class L common stock will convert at the closing of such Strategic Transaction on a one-for-one basis to 5,952,381 shares of Class A common stock, and any remaining shares of Class L common stock will be forfeited.

In contrast, if the Company consummates a Strategic Transaction and the First and Second Price Vesting targets have previously been achieved and the effective price in such Strategic Transaction is determined to be only $14.00, then under the Strategic Transaction threshold, no shares of Class L common stock will convert because no additional price vesting target has been achieved; thus, none of the remaining shares of Class L common stock will convert to shares of Class A common stock at the closing of such Strategic Transaction, and any remaining shares of Class L common stock will be forfeited.

Note 9 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —
Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —
Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$287,500,000	$287,500,000	$-	$-
Liabilities:
Public Warrants Liability	$9,415,625	-	-	$9,415,625
Private Placement Warrants Liability	6,768,334	-	-	6,768,334
	$16,183,959	$-	$-	$16,183,959
The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 23, 2021, the date of the Company’s Initial Public Offering, and as of March 31, 2021, using a Monte Carlo simulation model.  The Warrants were classified as Level 3 at the initial measurement date and subsequent measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation as of February 23, 2021 and March 31, 2021 were as follows:

Inputs	(Initial Measurement) February 23, 2021	March 31, 2021
Risk-free interest rate	0.80%	1.10%
Expected term remaining (years)	6.0	5.89
Expected term until Merger (years)	1.0	0.89
Estimated probability of successful Merger	50.0%	50.0%
Expected volatility Pre-Merger	10.0%	10.0%
Expected volatility Post-Merger	50.0%	50.0%
Implied Stock price	$10.86	$9.80
Exercise price	$11.50	$11.50

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Figure Acquisition Corp. I.,” “our,” “us” or “we” refer to Figure Acquisition Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on December 15, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our Sponsor is Fintech Acquisition LLC, a Delaware limited liability company. The registration statement for the Initial Public Offering was declared effective on February 18, 2021. On February 23, 2021, we consummated the Initial Public Offering of 28,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $16.3 million, inclusive of approximately $10.1 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 5,166,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds to us of approximately $7.75 million.

Upon the closing of the Initial Public Offering and the Private Placement,  $287.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in the Trust Account and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We will only have 24 months from the closing of the Initial Public Offering, or February 23, 2023, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to us to fund our working capital requirements (subject to an annual limit of $500,000) (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation. Our Sponsor and our executive officers and independent director nominees (the “initial stockholders”) entered into a letter agreement with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial stockholders or any of our officers, directors or affiliates acquire shares of common stock in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

Recent Developments

On April 12, 2021, the Staff of the Securities and Exchange Commission (“SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its IPO in February 2021.

The Warrants were classified as equity in the Company’s previously issued audited balance sheet as of February 23, 2021.  In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as  provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, the Company evaluated the terms of the Warrant Agreement entered into in connection with the Company’s IPO and concluded that the Company’s Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

Results of Operations

For the three months ended March 31, 2021, we had a net income of approximately $1.9 million, which included a loss from operations of $.1 million, offering cost expense allocated to warrants of $.6 million, and fully offset by a gain from the change in fair value of warrant liabilities of $2.6 million.

Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.0 million in our operating bank account and working capital of approximately $1.5 million.

Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through the cash receipt of $25,000 from our Sponsor in exchange for the issuance of the Founder Shares, and an up to $300,000 note agreement issued to our Sponsor, which was repaid by us on February 25, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but are not obligated to, provide us Working Capital Loans. To date, there were no Working Capital Loans outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities

Registration Rights

The initial stockholders and holders of the Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We agreed to pay the underwriters an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross proceeds of the IPO, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the final prospectus filed by us with the SEC on February 22, 2021.

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, solely due to the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2020.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Our internal control over financial reporting did not result in the proper classification of our warrants within our previously issued balance sheet as of February 23, 2021. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities, instead of equity, with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the February 23, 2021 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus relating to the Initial Public Offering dated February 18, 2021 filed with the SEC on February 22, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Statement, which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our public and private placement warrants (collectively, the “Warrants”) and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings (see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements).

As a result, included on our balance sheet as of February 23, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2020, our Sponsor purchased 4,107,143 shares of Class B common stock and 8,214,286 shares of Class L common stock for a capital contribution of $25,000, or approximately $0.002 per share. In January 2021, the sponsor surrendered its Class B and Class L shares, and we reissued to the sponsor 3,194,444 shares of Class B common stock and 9,126,984 shares of Class L common stock, with no return of capital or payment by the sponsor, resulting in the sponsor holding 3,194,444 shares of Class B common stock and 9,126,984 shares of Class L common stock with an effective purchase price of approximately $0.002 per share. In February, 2021, our sponsor transferred 20,000 shares of Class B common stock to each of our independent directors.  Prior to the initial investment in the company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per share price was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.

Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our Sponsor is to act as the Company’s sponsor in connection with this offering. The limited liability company agreement of our Sponsor provides that its membership interests may only be transferred to our officers or directors or other persons affiliated with our Sponsor, or in connection with estate planning transfers.

Simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 5,166,667 warrants (the “Private Placement Warrants”) to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,750,000. The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Thomas J. Milani
	Name:	Thomas J. Milani
	Title:	Chief Financial Officer

Dated: May 24, 2021