Form 10-Q
period 2021-06-30
Figure Acquisition Corp. I
filed 2021-08-13
CIK 1839550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
San Francisco, CA 94108
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

As of July 27, 2021, 28,750,000 shares of Class A common stock, par value $0.0001 per share, 3,194,444 shares of Class B common stock, par value $0.0001 per share, and 9,126,984 shares of Class L common stock, par value $0.0001, were issued and outstanding, respectively.

FIGURE ACQUISITION CORP. I
Form 10-Q
For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIGURE ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$985,917	$25,000
Prepaid Expenses	315,883	—
Total current assets	1,301,800	25,000
Deferred offering costs	—	49,366
Cash and securities held in Trust Account	287,503,492	—
Other non-current assets	189,492	—
Total Assets	$288,994,784	$74,366

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$104,080	$57,500
Due to related party	60,361	—
Total current liabilities	164,441	57,500
Deferred underwriting fee	10,062,500	—
Warrant liability	17,048,750	—
Total liabilities	27,275,691	57,500

Commitments and Contingencies (See Note 6)

Class A Common Stock subject to possible redemption, 25,671,909 and 0 shares at redemption value, at June 30, 2021 and December 31, 2020, respectively	256,719,090	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;none issued and outstanding	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 3,078,091 and 0 shares issued and outstanding (excluding 25,671,909 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	30,781	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,194,444 shares issued and outstanding at June 30, 2021 and December 31, 2020	319	319
Class L common stock, $0.0001 par value; 15,000,000 shares authorized; 9,126,984 shares issued and outstanding at June 30, 2021 and December 31, 2020	913	913
Additional paid-in capital	4,145,688	23,768
Retained earnings (accumulated deficit)	822,302	(8,134)
Total stockholders’ equity	5,000,003	16,866
Total Liabilities and Stockholders’ Equity	$288,994,784	$74,366

The accompanying notes are an integral part of these financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Formation and operating costs	$178,220	$249,503
Loss from Operations	(178,220)	(249,503)

Other income (loss):
Interest earned on cash and marketable securities held in Trust Account	3,492	3,492
Offering costs allocated to warrants	—	(621,678)
Change in fair value of warrant liability	(864,791)	1,698,125
Total other income (loss)	(861,299)	1,079,939

Net income (loss)	$(1,039,519)	$830,436
Weighted average shares outstanding, Class A common stock subject to possible redemption	25,774,719	25,700,501
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.00	0.00
Weighted average shares outstanding, Non-redeemable common stock	15,296,709	14,007,380
Basic and diluted net (loss) income per share, Non-redeemable common stock	$(0.07)	$0.06

The accompanying notes are an integral part of these  financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common stock		Class B Common stock		Class L Common stock		Additional Paid-in	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2021	—	$—	3,194,444	$319	9,126,984	$913	$23,768	$(8,134)	$16,866
Sale of 28,750,000 Units, net of underwriting discount and offering expenses	28,750,000	287,500	—	—	—	—	271,581,166	—	271,868,666
Sale of 5,166,667 Private Placement warrants	—	—	—	—	—	—	7,750,000	—	7,750,000
Initial classification of warrant liability	—	—	—	—	—	—	(18,746,875)	—	(18,746,875)
Net income	—	—	—	—	—	—	—	1,869,955	1,869,955
Class A common stock subject to possible redemption	(25,775,861)	(257,759)	—	—	—	—	(257,500,851)	—	(257,758,610)
Balance as of March 31, 2021 (unaudited)	2,974,139	$29,741	3,194,444	$319	9,126,984	$913	$3,107,208	$1,861,821	$5,000,002
Net income	—	—	—	—	—	—	—	(1,039,519)	(1,039,519)
Change in Class A common stock subject to possible redemption	139,952	1,040	—	—	—	—	1,038,480	—	1,039,520
Balance as of June 30, 2021 (unaudited)	3,078,091	$30,781	3,194,444	$319	9,126,984	$913	$4,145,688	$822,302	$5,000,003

The accompanying notes are an integral part of these  financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash flows from operating activities:
Net income	$830,436
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,492)
Offering costs allocated to warrants	621,678
Change in fair value of warrant liability	(1,698,125)
Changes in operating assets and liabilities:
Prepaid expenses	(315,883)
Other non-current assets	(189,492)
Accrued expenses	95,946
Due to related parties	60,361
Net cash used in operating activities	(598,571)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	281,750,000
Proceeds from issuance of Private Placement Warrants	7,750,000
Proceeds from promissory note – related party	115,492
Repayment of promissory note – related party	(115,492)
Payment of offering costs	(440,512)
Net cash provided by financing activities	289,059,488
Net change in cash	960,917
Cash, beginning of period	25,000
Cash, end of the period	$985,917

Supplemental disclosure of non-cash financing activities:
Initial classification of common stock subject to possible redemption	$257,758,610
Change in common stock subject to possible redemption	$(1,039,520)
Initial classification of warrant liability	$18,901,875
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,062,500

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, the Company had approximately $1.0 million and $25,000 in its operating bank account, and working capital of approximately $1.1 million and a deficit of $32,500, respectively.

The Company’s liquidity needs up to February 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on February 23, 2021 from the IPO proceeds (see Note 6).  Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any working capital loan.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. At December 31, 2020 there was no balance in the Trust Account.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4, and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period ended June 30, 2021.

Net (Loss) Income Per Common Share

Net (loss) income per share is computed by dividing net loss or income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 12,354,167 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Reconciliation of Net Income per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on cash and marketable securities held in Trust Account	$3,492	$3,492
Less: Income attributable to Non-Redeemable shares	(894)	(894)
Net income allocable to shares subject to possible redemption	$2,598	$2,598
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	25,774,719	25,700,501
Basic and diluted net income per share	$—	$—
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Income minus Net Earnings
Net (loss) income	$(1,039,519)	$830,436
Less: Income attributable to common stock subject to possible redemption	(2,598)	(2,598)
Adjusted net income	$(1,036,921)	$833,034
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding	15,296,709	14,007,380
Basic and diluted net income per common share	$(0.07)	$0.06

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Public Units

On February 23, 2021, the Company sold 28,750,000 Units, at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant to purchase one share of Class A common stock (the “Public Warrants”).

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,750,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust. The Private Placement Warrants will be non-redeemable in certain circumstances and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the Public Offering.

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

Note 5 — Related Party Transactions

Founder Shares

In December 2020, the Company’s Sponsor purchased 4,107,143 shares of Class B common stock and 8,214,286 shares of Class L common stock for a capital contribution of $25,000, or approximately $0.002 per share. In January 2021, the Company’s Sponsor surrendered its Class B and Class L shares, and the Company reissued to the Sponsor 3,194,444 shares of Class B common stock (the “founder shares”) and 9,126,984 shares of Class L common stock, with no return of capital or payment by the Sponsor, resulting in the Sponsor holding 3,194,444 shares of Class B common stock (the “founder shares”) and 9,126,984 shares of Class L common stock, including an aggregate of up to 416,667 shares of Class B common stock and up to 1,190,476 shares of Class L common stock subject to forfeiture, respectively, if the over-allotment option was not exercised by the underwriters in full. All shares of common stock and associated amounts have been retroactively restated. As a result of the underwriters’ election to fully exercise their over-allotment option on February 23, 2021, none of the Class B shares or Class L shares are subject to forfeiture any longer.

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

 Promissory Note — Related Party

On December 22, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the IPO. During the period from January 1, 2021 to February 23, 2021, the Company had borrowed $115,492 under the promissory note. On February 25, 2021, the Company paid the note balance in full from the proceeds of the IPO, and the note is no longer available to be drawn upon.

Due to Related Party

As of June 30, 2021, the Company owed the Sponsor $60,361 for reimbursable operating expenses which the Sponsor paid on behalf of the Company during the three months ended June 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.  At June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.01 each.  At June 30, 2021 and December 31, 2020, there were 3,078,091 and 0 shares issued and outstanding, excluding 25,671,909 and 0 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share.  At June 30, 2021 and December 31, 2020, there were 3,194,444 shares issued and outstanding.

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

Class L Common Stock —The Company is authorized to issue a total of 15,000,000 shares of Class L common stock at par value of $0.0001 each. In December 2020, the Company issued 8,214,286 shares of Class L common stock to the Sponsor for approximately $0.002 per share. In January, the Sponsor surrendered its Class L shares and the Company reissued 9,126,984 shares of Class L common stock to the Sponsor with no return of capital or payment by the Sponsor resulting in the Sponsor holding 9,126,984 shares of Class L common stock for approximately $0.002 per share. All shares of common stock and associated amounts have been retroactively restated. At June 30, 2021 and December 31, 2020, there were 9,126,984 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$287,503,492	$287,503,492	$—	$—
Liabilities:
Public Warrants Liability	$9,918,750	$9,918,750	$—	$—
Private Placement Warrants Liability	7,130,000	—	7,130,000	—
	$17,048,750	$9,918,750	$7,130,000	$—

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 23, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model.  The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of June 30, 2021, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1.  Due to certain “make whole” provisions in the warrant agreement, the Company also used quoted market price of the Public Warrants as the fair value of the Private Warrants as of June 30, 2021, and reclassified the Private Warrants from Level 3 to Level 2.

The key inputs into the Monte Carlo simulation as of February 23, 2021 were as follows:

Inputs	(Initial Measurement) February 23, 2021
Risk-free interest rate	0.80%
Expected term remaining (years)	6.0
Expected term until Merger (years)	1.0
Estimated probability of successful Merger	50.0%
Expected volatility Pre-Merger	10.0%
Expected volatility Post-Merger	50.0%
Implied Stock price	$10.86
Exercise price	$11.50

Note 9 — Subsequent Events

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

Results of Operations

For the six months ended June 30, 2021, we had a net income of approximately $.8 million, which included a loss from operations of $.2 million, offering cost expense allocated to warrants of $.6 million, and offset mainly by a gain from the change in fair value of warrant liabilities of $1.7 million.

Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.0 million in our operating bank account and working capital of approximately $1.1 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, solely due to the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the February 23, 2021 initial public offering.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus relating to the Initial Public Offering dated February 18, 2021 filed with the SEC on February 22, 2021 or disclosed in the subsequent Quarterly Report for the three months ended March 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Dated: August 13, 2021