Form 10-Q
period 2021-09-30
Figure Acquisition Corp. I
filed 2021-11-22
CIK 1839550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, 28,750,000 shares of Class A common stock, par value $0.0001 per share, 3,194,444 shares of Class B common stock, par value $0.0001 per share, and 9,126,984 shares of Class L common stock, par value $0.0001, were issued and outstanding, respectively.

FIGURE ACQUISITION CORP. I
Form 10-Q
For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIGURE ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$853,737	$25,000
Prepaid Expenses	308,523	—
Total current assets	1,162,260	25,000
Deferred offering costs	—	49,366
Cash and securities held in Trust Account	287,524,019	—
Other non-current assets	114,671	—
Total Assets	$288,800,950	$74,366

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$189,769	$57,500
Due to related party	—	—
Total current liabilities	189,769	57,500
Deferred underwriting fee	10,062,500	—
Warrant liability	12,971,875	—
Total liabilities	23,224,144	57,500

Commitments and Contingencies (See Note 6)

Class A Common Stock subject to possible redemption, 28,750,000 and 0 shares at redemption value, at September 30, 2021 and December 31, 2020, respectively	287,524,019	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;none issued and outstanding	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding (excluding 28,750,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,194,444 shares issued and outstanding at September 30, 2021 and December 31, 2020	319	319
Class L common stock, $0.0001 par value; 15,000,000 shares authorized; 9,126,984 shares issued and outstanding at September 30, 2021 and December 31, 2020	913	913
Additional paid-in capital	—	23,768
Retained earnings (accumulated deficit)	(21,948,445)	(8,134)
Total stockholders’ equity	(21,947,213)	16,866
Total Liabilities and Stockholders’ Equity	$288,800,950	$74,366

The accompanying notes are an integral part of these financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Formation and operating costs	$169,986	$489,192
Loss from Operations	(169,986)	(489,192)

Other income (loss):
Interest earned on cash and marketable securities held in Trust Account	20,526	24,018
Offering costs allocated to warrants	—	(621,678)
Excess fair value of private warrants in excess of proceeds received	(155,000)	(155,000)
Change in fair value of warrant liability	4,231,875	5,930,000
Total other income (loss)	4,097,401	5,177,340

Net income	$3,927,415	$4,688,148
Weighted average shares outstanding, Class A common stock subject to possible redemption	28,750,000	23,168,498
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.10	$0.13
Weighted average shares outstanding, Non-redeemable Class B and Class L common stock	12,321,428	12,009,419
Basic and diluted net income per share, Non-redeemable Class B and Class L common stock	$0.10	$0.13

The accompanying notes are an integral part of these  financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Common stock		Class B Common stock		Class L Common stock		Additional Paid-in	Retained	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance as of January 1, 2021	—	$—	3,194,444	$319	9,126,984	$913	$23,768	$(8,134)	$16,866
Net income (As Restated)	—	—	—	—	—	—	—	1,850,115	1,850,115
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	—	(23,768)	(26,604,441)	(26,628,209)
Balance as of March 31, 2021 (unaudited)	—	$—	3,194,444	$319	9,126,984	$913	$—	$(24,762,460)	$(24,761,228)
Net loss (As Restated)	—	—	—	—	—	—	—	(1,089,382)	(1,089,382)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	—	—	(3,492)	(3,492)
Balance as of June 30, 2021 (unaudited)	—	$—	3,194,444	$319	9,126,984	$913	$—	$(25,855,334)	$(25,854,102)
Net income	—	—	—	—	—	—	—	3,927,415	3,927,415
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	—	—	(20,526)	(20,526)
Balance as of September 30, 2021 (unaudited)	—	$—	3,194,444	$319	9,126,984	$913	$—	$(21,948,445)	$(21,947,213)

The accompanying notes are an integral part of these  financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash flows from operating activities:
Net income	$4,688,148
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(24,018)
Offering costs allocated to warrants	621,678
Excess fair value of private warrants in excess of proceeds received	155,000
Change in fair value of warrant liability	(5,930,000)
Changes in operating assets and liabilities:
Prepaid expenses	(308,523)
Other non-current assets	(114,671)
Accrued expenses	181,635
Net cash used in operating activities	(730,751)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	281,750,000
Proceeds from issuance of Private Placement Warrants	7,750,000
Proceeds from promissory note – related party	115,492
Repayment of promissory note – related party	(115,492)
Payment of offering costs	(440,512)
Net cash provided by financing activities	289,059,488
Net change in cash	828,737
Cash, beginning of period	25,000
Cash, end of the period	$853,737

Supplemental disclosure of non-cash financing activities:
Initial classification of common stock subject to possible redemption	$287,500,000
Accretion of common stock subject to possible redemption	$24,019
Initial classification of warrant liability	$18,901,875
Deferred underwriters’ discount payable charged to accumulated deficit	$10,062,500

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, the Company had approximately $0.9 million and $25,000 in its operating bank account, and working capital of approximately $1 million and a deficit of $32,500, respectively.

The Company’s liquidity needs up to February 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on February 23, 2021 from the IPO proceeds (see Note 6).  Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any working capital loan.

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

Note 2 - Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its shareholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements.  Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity.  As such the Company is restating those periods in this Quarterly Report.

The Company also corrected its Delaware franchise tax expense recorded for 2021, which resulted in an additional charge to operating costs and a corresponding increase in accrued expenses for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021.

Impact of the Restatement

The impact to the Balance Sheets as of February 23, 2021, March 31, 2021 and June 30, 2021, to the Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021, to the Statements of Operations for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021, and to the Statements of Cash Flows for the three months ended March 31, 2021 and for the six months ended June 30, 2021 is presented below:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of February 23, 2021 (per form 8-K/A filed on June 4, 2021)
Class A common stock subject to possible redemption	$255,108,035	$32,391,965	$287,500,000
Shareholders’ equity (deficit):
Class A common stock, $0.0001 par value	32,392	(32,392)	—
Additional paid-in capital	5,755,132	(5,755,132)	—
Retained Earnings (Accumulated Deficit)	(788,750)	(26,604,441)	(27,393,191)
Total shareholders’ equity (deficit)	$5,000,006	$(32,391,965)	$(27,391,959)

Shares subject to possible redemption	25,510,804	3,239,196	28,750,000

Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 24, 2021)
Accrued offering costs and expenses	$67,509	$19,840	$87,349
Total current liabilities	67,509	19,840	87,349
Total liabilities	26,313,968	19,840	26,333,808
Class A common stock subject to possible redemption	257,758,610	29,741,390	287,500,000
Shareholders’ equity (deficit):
Class A common stock, $0.0001 par value	29,741	(29,741)	—
Additional paid-in capital	3,107,208	(3,107,208)	—
Retained Earnings (Accumulated Deficit)	1,861,821	(26,624,281)	(24,762,460)
Total shareholders’ equity (deficit)	$5,000,002	$(29,761,230)	$(24,761,228)

Shares subject to possible redemption	25,775,861	2,974,139	28,750,000

Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 13, 2021)
Accrued offering costs and expenses	$104,080	$69,703	$173,783
Total current liabilities	164,441	69,703	234,144
Total liabilities	27,275,691	69,703	27,345,394
Class A common stock subject to possible redemption	$256,719,090	$30,784,402	$287,503,492
Shareholders’ equity (deficit):
Class A common stock, $0.0001 par value	30,781	(30,781)	—
Additional paid-in capital	4,145,688	(4,145,688)	—
Retained Earnings (Accumulated Deficit)	822,302	(26,677,636)	(25,855,334)
Total shareholders’ equity (deficit)	$5,000,003	$(30,854,105)	$(25,854,102)

Shares subject to possible redemption	25,671,909	3,078,091	28,750,000

	As Previously Reported	Adjustment	As Restated
Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 (per form 10-Q filed on May 24, 2021)

Sale of 28,750,000 Units, net of underwriting discount and offering expenses
Class A Common stock - Shares	28,750,000	(28,750,000)	—
Class A Common stock - Amount	$287,500	$(287,500)	$—
Additional Paid-in-Capital	$271,581,166	$(271,581,166)	$—
Total Stockholders' Equity	$271,868,666	$(271,868,666)	$—
Sale of 5,166,667 Private Placement warrants
Additional Paid-in-Capital	$7,750,000	$(7,750,000)	$—
Total Stockholders' Equity	$7,750,000	$(7,750,000)	$—
Initial classification of warrant liability
Additional Paid-in-Capital	$(18,746,875)	$18,746,875	$—
Total Stockholders' Equity	$(18,746,875)	$18,746,875	$—
Net income
Retained earnings	$1,869,955	$(19,840)	$1,850,115
Total Stockholders' Equity	$1,869,955	$(19,840)	$1,850,115
Class A common stock subject to possible redemption
Class A Common stock - Shares	(25,775,861)	25,775,861	—
Class A Common stock - Amount	$(257,759)	$257,759	$—
Additional Paid-in-Capital	$(257,500,851)	$257,500,851	$—
Total Stockholders' Equity	$(257,758,610)	$257,758,610	$—
Accretion of Class A common stock subject to possible redemption
Additional Paid-in-Capital	$—	$(23,768)	$(23,768)
Retained Earnings	$—	$(26,604,441)	$(26,604,441)
Total Stockholders' Equity	$—	$(26,628,209)	$(26,628,209)

Statement of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 (per form 10-Q filed on August 13, 2021)
Period from January 1, 2021 to March 31, 2021
Sale of 28,750,000 Units, net of underwriting discount and offering expenses
Class A Common stock - Shares	28,750,000	(28,750,000)	—
Class A Common stock - Amount	$287,500	$(287,500)	$—
Additional Paid-in-Capital	$271,581,166	$(271,581,166)	$—
Total Stockholders' Equity	$271,868,666	$(271,868,666)	$—
Sale of 5,166,667 Private Placement warrants
Additional Paid-in-Capital	$7,750,000	$(7,750,000)	$—
Total Stockholders' Equity	$7,750,000	$(7,750,000)	$—
Initial classification of warrant liability
Additional Paid-in-Capital	$(18,746,875)	18,746,875	$—
Total Stockholders' Equity	$(18,746,875)	$18,746,875	$—
Net income
Retained earnings	$1,869,955	$(19,840)	$1,850,115
Total Stockholders' Equity	$1,869,955	$(19,840)	$1,850,115
Class A common stock subject to possible redemption
Class A Common stock - Shares	(25,775,861)	25,775,861	—
Class A Common stock - Amount	$(257,759)	$257,759	$—
Additional Paid-in-Capital	$(257,500,851)	$257,500,851	$—
Total Stockholders' Equity	$(257,758,610)	$257,758,610	$—
Accretion of Class A common stock subject to possible redemption
Additional Paid-in-Capital	$—	$(23,768)	$(23,768)
Retained Earnings	$—	$(26,604,441)	$(26,604,441)
Total Stockholders' Equity	$—	$(26,628,209)	$(26,628,209)
Period from April 1, 2021 to June 30, 2021
Net loss
Retained earnings	$(1,039,519)	$(49,863)	$(1,089,382)
Total Stockholders' Equity	$(1,039,519)	$(49,863)	$(1,089,382)
Change in Class A common stock subject to possible redemption
Class A Common stock - Shares	139,952	(139,952)	—
Class A Common stock - Amount	$1,040	$(1,040)	$—
Additional Paid-in-Capital	$1,038,480	$(1,038,480)	$—
Total Stockholders' Equity	$1,039,520	$(1,039,520)	$—
Accretion of Class A common stock subject to possible redemption
Retained Earnings	$—	$(3,492)	$(3,492)
Total Stockholders' Equity	$—	$(3,492)	$(3,492)

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the three months ended March 31, 2021 (per form 10-Q filed on May 24, 2021)
Formation and operating costs	$71,283	$19,840	$91,123
Loss from operations	(71,283)	(19,840)	(91,123)
Net income	1,869,955	(19,840)	1,850,115
Weighted average shares outstanding, Redeemable Class A common stock	25,517,968	(13,698,524)	11,819,444
Basic and diluted net income per share, Redeemable Class A common stock	$—	$0.08	$0.08
Weighted average shares outstanding, Non-redeemable common stock	12,703,724	(1,328,725)	11,374,999
Basic and diluted net loss per shares, Non-redeemable common stock	$0.15	$(0.07)	$0.08

Statement of Operations for the three months ended June 30, 2021 (per form 10-Q filed on August 13, 2021)
Formation and operating costs	$178,220	$49,863	$228,083
Loss from operations	(178,220)	(49,863)	(228,083)
Net loss	(1,039,519)	(49,863)	(1,089,382)
Weighted average shares outstanding, Redeemable Class A common stock	25,774,719	2,975,281	28,750,000
Basic and diluted net income per share, Redeemable Class A common stock	$—	$(0.03)	$(0.03)
Weighted average shares outstanding, Non-redeemable common stock	15,296,709	(2,975,281)	12,321,428
Basic and diluted net loss per shares, Non-redeemable common stock	$(0.07)	$0.04	$(0.03)

Statement of Operations for the six months ended June 30, 2021 (per form 10-Q filed on August 13, 2021)
Formation and operating costs	$249,503	$69,703	$319,206
Loss from operations	(249,503)	(69,703)	(319,206)
Net income	830,436	(69,703)	760,733
Weighted average shares outstanding, Redeemable Class A common stock	25,700,501	(5,369,009)	20,331,492
Basic and diluted net income per share, Redeemable Class A common stock	$—	$0.02	$0.02
Weighted average shares outstanding, Non-redeemable common stock	14,007,380	(2,156,552)	11,850,828
Basic and diluted net loss per shares, Non-redeemable common stock	$0.06	$(0.04)	$0.02

Statement of Cash Flows for the three months ended March 31, 2021 (per form 10-Q filed on May 24, 2021)
Cash flows from operating activities:
Net income	$1,869,955	$(19,840)	$1,850,115
Change in operating assets and liabilities:
Accrued expenses	26,925	19,840	46,765
Supplemental disclosure of non-cash financing activities:
Initial classification of common stock subject to possible redemption	$257,758,610	$29,741,390	$287,500,000

Statement of Cash Flows for the six months ended June 30, 2021 (per form 10-Q filed on August 13, 2021)
Cash flows from operating activities:
Net income	$830,436	$(69,703)	$760,733
Change in operating assets and liabilities:
Accrued expenses	95,946	69,703	165,649
Supplemental disclosure of non-cash financing activities:
Initial classification of common stock subject to possible redemption	$257,758,610	$29,741,390	$287,500,000
Change in common stock subject to possible redemption	(1,039,520)	1,039,520	—

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

The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.  During the nine months ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs amounted to $16,253,012, of which $621,678 were allocated to expense associated with the warrant liability.

Common Stock Subject to Possible Redemption

All of the Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at September 30, 2021 and December 31, 2020, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period ended September 30, 2021.

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 12,354,167 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per ordinary share for the period presented.

Basic and diluted net income per common share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Reconciliation of Net Income per Common Share

The Company’s net income is adjusted for the portion of net income that is allocable to each class of common stock. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B common stock to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income per common share is calculated as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Redeemable Class A Common Stock
Net income allocable to Class A Common Stock	$2,749,191	$3,087,657
Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	23,168,498
Basic and diluted net income per common share	$0.10	$0.13
Non-Redeemable Class B and Class L Common Stock
Net income allocable to Non-Redeemable Stock	$1,178,224	$1,600,491
Denominator: Weighted Average Non-Redeemable stock
Basic and diluted weighted average shares outstanding	12,321,428	12,009,419
Basic and diluted net income per common share	$0.10	$0.13

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Promissory Note — Related Party

On December 22, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the IPO. During the period from January 1, 2021 to February 23, 2021, the Company had borrowed $115,492 under the promissory note. On February 25, 2021, the Company paid the note balance in full from the proceeds of the IPO, and the note is no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.  At September 30, 2021 and December 31, 2021, no Working Capital Loans were outstanding.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.01 each. At September 30, 2021 and December 31, 2020, there were no shares issued and outstanding, excluding 28,750,000 and 0 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 3,194,444 shares issued and outstanding.

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

Class L Common Stock —The Company is authorized to issue a total of 15,000,000 shares of Class L common stock at par value of $0.0001 each. In December 2020, the Company issued 8,214,286 shares of Class L common stock to the Sponsor for approximately $0.002 per share. In January, the Sponsor surrendered its Class L shares and the Company reissued 9,126,984 shares of Class L common stock to the Sponsor with no return of capital or payment by the Sponsor resulting in the Sponsor holding 9,126,984 shares of Class L common stock for approximately $0.002 per share. All shares of common stock and associated amounts have been retroactively restated. At September 30, 2021 and December 31, 2020, there were 9,126,984 shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants Liability	$7,546,875	$7,546,875	$—	$—
Private Placement Warrants Liability	5,425,000	—	5,425,000	—
	$12,971,875	$7,546,875	$5,425,000	$—

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 23, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of September 30, 2021, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of September 30, 2021, and reclassified the Private Warrants from Level 3 to Level 2.

The key inputs into the Monte Carlo simulation as of February 23, 2021 were as follows:

Inputs	(Initial Measurement) February 23, 2021
Risk-free interest rate	0.80%
Expected term remaining (years)	6.0
Expected term until Merger (years)	1.0
Estimated probability of successful Merger	50.0%
Expected volatility Pre-Merger	10.0%
Expected volatility Post-Merger	50.0%
Implied Stock price	$10.86
Exercise price	$11.50

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value as of September 30, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Treasury Securities	$287,522,646	$-	$499	$287,523,145
	$287,522,646	$-	$499	$287,523,145

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

Results of Operations

For the nine months ended September 30, 2021, we had a net income of approximately $4.7 million, which included a loss from operations of $0.5 million, offering cost expense allocated to warrants of $0.6 million, and offset mainly by a gain from the change in fair value of warrant liabilities of $5.8 million.

Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.9 million in our operating bank account and working capital of approximately $1 million.

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

Common Stock Subject to Possible Redemption

All of the Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at September 30, 2021 and December 31, 2020, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 12,354,167 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per ordinary share for the period presented.

Basic and diluted net income per common share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 24, 2021, and due to the restatements of our February 23, 2021, March 31, 2021, and June 30, 2021 financial statements (the "restatements") regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the March 31, 2021 and June 30, 2021 quarterly financial statements included in the Company's Form 10-Qs, as filed with the SEC on May 24, 2021 and August 13, 2021, respectively, as well as the Company's balance sheet included on the Company's Form 8-K, as filed with the SEC on March 1, 2021, and restated on the Form 10-Q filed with the SEC on May 24, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To respond to the material weakness described above, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus relating to the Initial Public Offering dated February 18, 2021 filed with the SEC on February 22, 2021 or disclosed in the subsequent Quarterly Reports for the three and six months ended March 31, 2021 and June 30, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Dated: November 22, 2021