Form 10-K
period 2021-12-31
Figure Acquisition Corp. I
filed 2022-04-13
CIK 1839550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                  .

Commission File Number 001-40081

Figure Acquisition Corp. I
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4326385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 California Street, Suite 2700 San Francisco, CA	94108
(Address of Principal Executive Offices)	Zip Code

Registrant’s telephone number, including area code: +1 628-210-6937

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.01 per share	FACA	The New York Stock Exchange
Redeemable warrants, each one whole warrant exercisable	FACA WS	The New York Stock Exchange
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	FACA.U	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.          Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☒ No ☐

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of its voting and non-voting common equity held by non-affiliates was $287.5 million.

As of March 30, 2022, 28,750,000 shares of Class A common stock, par value $0.01 per share, 3,194,444 shares of B common stock, par value $0.0001 per share and 9,126,984 shares of Class L common stock, par value $0.0001 per share were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

FIGURE ACQUISITION CORP. I
ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“we,” “us,” “our,” “company” or “our company” are to Figure Acquisition Corp. I, a Delaware corporation;

“amended and restated certificate of incorporation” are to our Amended and Restated Certificate of Incorporation;

“common stock” are to our Class A common stock and our Class B common stock and our Class L common stock;

“Class A common stock” are to our Class A common stock, par value $0.01 per share;

“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

“Class L common stock” are to 9,126,984 shares of our Class L common stock;

“directors” are to our current directors

“Ellington” are to Ellington Management Group, L.L.C. or an affiliate thereof which indirectly holds a portion of our founder shares, Class L common stock and private placement warrants;

“Figure Technologies” or “Figure” are to Figure Technologies, Inc., which is an affiliate of our sponsor;

“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock that will be issued upon the automatic conversion of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such Class A common stock will not be “public shares”);

“initial stockholders” are to our sponsor and other holders of our founder shares and Class L common stock prior to our initial public offering (or their permitted transferees);

“letter agreement” refers to the letter agreement entered into between us and our initial stockholders, directors and officers on February 18, 2021;

“management” or our “management team” are to our officers and directors;

“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public stockholder” shall only exist with respect to such public shares;

“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants;

“sponsor” or “Sponsor” are to our sponsor, Fintech Acquisition LLC, a Delaware limited liability company;

“warrants” are to our redeemable warrants, which include the public warrants and the private placement warrants; and

“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding us or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example and without limitation, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the Company), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1a. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business

Introduction

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

Our Sponsor is Fintech Acquisition LLC, which is an affiliate of Figure Technologies, Inc. Figure is a technology company offering financial solutions leveraging blockchain, artificial intelligence, and advanced analytics. Figure serves both individuals and institutions with products spanning home improvement, debt consolidation, retirement, capital table management, and fund services. Established in 2018 in San Francisco, California, Figure has raised over $220 million in funding from leading early stage and corporate venture investors including Ribbit Management, DCM, the Partners at DST Global, RPM Ventures, Nimble Ventures and Morgan Creek, among others. In addition, Ellington Management Group, LLC owns a significant economic interest in Fintech Acquisition LLC and has the right to designate a director for election to our board of directors. Ellington is an alternative investment adviser which manages assets across funds and accounts spanning diversified credit, mortgages and related markets.

Company History

In December 2020, our sponsor purchased an aggregate of 4,107,143 shares of Class B common stock and 8,214,286 shares of Class L common stock for an aggregate purchase price of $25,000, or approximately $0.002 per share. In January 2021, our sponsor surrendered its Class B and Class L shares, and the Company reissued to the sponsor 3,194,444 shares of Class B common stock (the “founder shares”) and 9,126,984 shares of Class L common stock, with no return of capital or payment by the sponsor, resulting in the Sponsor holding 3,194,444 shares of Class B common stock and 9,126,984 shares of Class L common stock, including an aggregate of up to 416,667 shares of Class B common stock and up to 1,190,476 shares of Class L common stock subject to forfeiture (pending exercise of an over-allotment option, as described below), respectively. All shares of common stock and associated amounts have been retroactively restated for 2020. Our Class B common stock will automatically convert into Class A common stock at the time of our initial Business Combination on a one-for-one basis, upon the completion of a business combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 30% of the issued and outstanding common stock upon completion of the initial public offering.

On February 23, 2021, we completed our initial public offering of 28,750,000 units (which included the full exercise of the 3,750,000 over-allotment units) at a price of $10.00 per unit (the “units”), generating gross proceeds of $287,500,000. Each unit consists of one share of Class A common stock, par value $0.01 per share, and one-fourth of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Substantially concurrently with the completion of the initial public offering, our sponsor purchased an aggregate of 5,166,667 warrants (the “private placement warrants”) at a price of $1.50 per warrant, or $7,750,000 in the aggregate. A total of $287,500,000 comprising the proceeds from the initial public offering, including $10,062,500 of the underwriters’ deferred discount, and $7,750,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Initial Business Combination

The rules of the NYSE require and our amended and restated certificate of incorporation provide that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting commission held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination upon standards generally accepted by the financial community. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We may structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Corporate Information

Our executive offices are located at 650 California Street, Suite 2700, San Francisco, CA 94108, and our telephone number is (628) 210-6937.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our common stock held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates did not exceed $700 million as of the prior June 30.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the initial public offering until the closing of a business combination. We intend to effectuate our initial business combination using cash from the proceeds from our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

While we may pursue an initial business combination target in any industry, we intend to focus our search on businesses in the financial technology and financial services sector including, but not limited to, services and technology businesses that provide support to the financial services sector. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds from our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only concurrently with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various sources, including our global networks, as well as other sources such as investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our sponsor, officers and directors and their respective affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with, any services rendered in order to effectuate the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Figure, Ellington or our sponsor, officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with Figure, Ellington or our sponsor, officers or directors, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions that such initial business combination or transaction is fair to our company from a financial point of view.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

NYSE listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the 80% of net assets test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and key employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to acquire multiple businesses. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination and cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NYSE listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•
any of our directors, officers or substantial stockholders (as defined by NYSE listing rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their respective affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our sponsor, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon (i) the completion of our initial business combination or (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. Such redemptions, if any, will be made at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the event triggering the right to redeem, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor and each of our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, shares of Class L common stock and any public shares held by them in connection with the completion of our initial business combination or a stockholder vote to approve an amendment to our amended and restated certificate of incorporation, as described above.

Manner of Conducting Redemptions in Conjunction with a Stockholder Vote on our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under NYSE rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, each of our officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our founder shares, which are entitled to 20% of the combined voting power of the founders shares and public shares voting together as a single class, we would need only 10,781,250, or 37.5% (assuming all issued and outstanding shares are voted) or 1,796,875, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 28,750,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming only the minimum number of shares representing a quorum are voted, in addition to the founder shares, we would not need any of the 28,750,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management team to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If a proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 24 months from the closing of our initial public offering or during any extended time that we have to consummate a business combination beyond 24 months as a result of a stockholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we do not complete our initial business combination within such 24-month period or any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period, as may be extended by any Extension Period.

Our sponsor and each of our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and shares of Class L common stock held by them if we fail to complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period. However, if our sponsor or any of our officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

In addition, our sponsor and each of our officers and directors have agreed, pursuant to the letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement described above, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment, may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds from our initial public offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors; however, such liability would not be greater than the amount of funds from our trust account received by any such stockholder. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

If we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then, pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could be six years after the unlawful redemption distribution instead of three years in the case of a liquidating distribution.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we do not complete our business combination within 24 months from the closing of our initial public offering or during any Extension Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entities first.

Facilities

We currently utilize office space at 650 California Street, Suite 2700, San Francisco, CA 94108 from our sponsor and the members of our management team as our executive offices.

Employees

We currently have three executive officers: Christopher D. Davies, Thomas J. Milani and Assif Hirji. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or NYSE rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. See “Item 1. Business—Effecting Our Initial Business Combination—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our sponsor and each of our officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to a letter agreement, our sponsor and each of our officers and directors have agreed to vote their founder shares, as well as any public shares purchased during the initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our founder shares, which are entitled to 20% of the combined voting power of the founders shares and public shares voting together as a single class, we would need only 10,781,250, or 37.5% (assuming all issued and outstanding shares are voted) or 1,796,875, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 28,750,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming only the minimum number of shares representing a quorum are voted, in addition to the founder shares, we would not need any of the 28,750,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor, each of our officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential initial business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.

Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting in connection with our incorrect accounting for warrants and complex equity and equity linked instruments. The Company incorrectly accounted for the Class A common stock subject to possible redemption at the closing of our initial public offering and had also previously classified a portion of the Class A common stock in permanent equity. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 and also not effective as of the end of each of the interim periods during the year ended December 31, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption and earnings per share calculations for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see “Item 9a. Controls and Procedures.”

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations and we could be subject to litigation, investigations or other proceedings by investors, the SEC or other regulatory authorities. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering or seek a stockholder approved extension of such period. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

In March 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The effects of the COVID-19 pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction.

The extent to which COVID-19 ultimately impacts our identification and consummation of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and actions to contain the virus or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be adversely impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being available on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers or their affiliates may elect to purchase public shares or public warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of an initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See “Item 1. Business—Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds from our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable after our initial public offering and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our special purpose acquisition company structure and limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may present closing risk by reducing the resources available to us for our initial business combination. Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against our trust account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic on the industry and its effect on our financial position, results of operations and/or search for a target company. If the Company does not consummate an initial business combination by February 23, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate our initial public offering or our inability to continue as a going concern.

If the net proceeds from our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 24 months from the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds from our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds from our initial public offering and the sale of the private placement warrants, only approximately $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, officers or directors, nor any of their affiliates, is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.50 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our management team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering have not executed agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, which is filed as Exhibit 10.1 to this Annual Report, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.00 per share.

The net proceeds from our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $250,000,000, will be held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $250,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering or during any Extension Period, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors’ and officers’ liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue. The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination company might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination company’s ability to attract and retain qualified officers and directors. In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination company may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination company, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If we have not completed an initial business combination within 24 months from the closing of our initial public offering, our public stockholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not completed an initial business combination within 24 months from the closing of our initial public offering or during any Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering or the expiration of any Extension Period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption of public shares or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of the 24th month after the closing of our initial public offering or the expiration of any Extension Period in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants, and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of shares of our Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 shares of our Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from state registration is available. If an exemption is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if shares of our Class A common stock are at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The warrants may become exercisable and redeemable for a security other than the shares of Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 15 business days of the closing of an initial business combination.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis.

First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. If this exemption, or another exemption is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of an exercise on a cashless basis under these circumstances, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock (defined above) over the exercise price of the warrants by (y) the fair market value and (B) 0.361 shares of Class A common stock per whole warrant, and the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised the warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash.

Second, if we call the public warrants for redemption, holders who wish to exercise their warrants may be required to do so on a cashless basis. In the event of an exercise on a cashless basis under those circumstances, a holder would receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock.

In either case, a cashless exercise will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

The grant of registration rights to our initial stockholders and sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to a registration and stockholder rights agreement that was entered into concurrently with the consummation of our initial public offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which our shares of Class B common stock and Class L common stock are convertible, the private placement warrants, the shares of Class A common stock issuable upon exercise of the private placement warrants held, or to be held, by them. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, sponsor or holders of working capital loans or their respective permitted transferees are registered.

Any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.

We will seek to complete an initial business combination with companies focusing on our target industry and related industries, but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

Although we intend to focus on identifying companies focusing on our target industry and related industries, we will consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management team will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management team may not be able to adequately ascertain or assess all of the significant risk factors associated with such an initial business combination. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with Figure, Ellington, our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses with which our sponsor or one or more of our officers or directors is affiliated. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination, as set forth in “Item 1. Business—Evaluation of a Target Business and Structuring of our Initial Business Combination,” and such transaction was approved by a majority of our disinterested directors. Despite our agreement, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, to obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with Figure, Ellington, our sponsor, or our officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity to any such parties, which may give rise to certain conflicts of interest.

We are not required to obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions and, consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Figure, Ellington, our sponsor, or our officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with Figure, Ellington, our sponsor, or our officers or directors, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions that such initial business combination or transaction is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock, 15,000,000 shares of Class L common stock and 1,000,000 shares of preferred stock. We have 71,250,000, 6,805,556, and 5,873,016 authorized but unissued shares of Class A common stock, Class B common stock and Class L common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants or conversion of shares of Class B or Class L common stock. Immediately after the initial public offering, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

The shares of Class L common stock are non-voting and will convert into shares of Class A common stock after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, i.e., the specified strategic transactions and other triggering events based on our stock trading at $12.50 per share and additional stock trading thresholds up to $20.00 per share, in each case, as described in this Annual Report. If following our initial business combination all of the shares of our Class L common stock vest, the number of shares of Class A common stock into which the shares of Class L common stock shall have converted plus the number of shares of Class A common stock into which the shares of Class B common stock shall have converted will represent, in the aggregate, 30% of the Class A common stock issued and outstanding upon the consummation of our initial public offering.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our sponsor and each of our officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of our investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

If all of our shares of Class L common stock vest, our initial stockholders, including our sponsor, will own, in the aggregate, 30% of the common stock issued and outstanding upon the consummation of our initial public offering.

Most blank check companies issue founder shares representing 20% of the common stock issued and outstanding upon the consummation of such blank check company’s initial public offering. We have issued 3,194,444 shares of Class B common stock (up to 416,667 shares of Class B common stock of which are subject to forfeiture) which will convert at the option of the holder thereof into shares of Class A common stock at any time after our initial business combination as described herein. The shares of Class B common stock will represent 10% of the common stock issued and outstanding upon the consummation of our initial public offering, excluding shares of Class L common stock which are subject to stock performance and other vesting conditions as described in this Annual Report.

We have also issued 9,126,984 shares of Class L common stock (up to 1,190,476 shares of Class L common stock of which were subject to forfeiture),which will convert into shares of Class A common stock after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, i.e. the specified strategic transactions and other triggering events, based on our stock trading at $12.50 per share and additional stock trading thresholds up to $20.00 per share, in each case, as described in this Annual Report.

If following our initial business combination all of the shares of Class L common stock vest, the number of shares of Class A common stock into which the shares of Class L common stock shall have converted plus the number of shares of Class A common stock into which the shares of Class B common stock shall have converted will represent, in the aggregate, 30% of the common stock issued and outstanding upon the consummation of our initial public offering. If all of the shares of our Class L common stock vest, the issuance of shares of Class A common stock upon conversion of all of our shares of Class L common stock would dilute the interest of our stockholders relative to stockholders of other blank check companies.

Our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination and may receive additional shares of Class A common stock if we meet certain share price targets.

The Class B common stock will automatically convert into Class A common stock at the time of our initial business combination, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible into or exercisable or exchangeable for Class A common stock, are issued or deemed issued in excess of the amounts offered in this Annual Report and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 10% of the sum of (i) the total number of all shares of common stock outstanding upon the completion of our initial public offering, plus (ii) all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any units or warrants issued to our sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

If between the consummation of our initial business combination and the ten year anniversary of our initial business combination the closing price of shares of our Class A common stock equals or exceeds one or more of the share targets described below, one-fourth of the shares of Class L common stock for each such target achievement will automatically convert into shares of Class A common stock on a 1-for-1 basis (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like):

•
$12.50 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “First Price Vesting”);

•
$15.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “Second Price Vesting”);

•
$17.50 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “Third Price Vesting”); and

•
$20.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “Fourth Price Vesting”).

For example, if fifteen months following the consummation of our initial business combination the closing price of shares of our Class A common stock equals or exceeds $15.00 but does not exceed $17.50 for 20 trading days within a 30-trading day period, both the First Price Vesting and Second Price Vesting target achievements will be met, resulting in a total of 3,968,254 Class L Shares converting into shares of Class A common stock, representing 1,984,127 share associated with the First Price Vesting and 1,984,127 shares associated with the Second Price Vesting (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

For purposes of the foregoing price vesting targets, if we consummate any liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination and before the tenth anniversary of our initial business combination (a “Strategic Transaction”) which results in all of our public stockholders having the right to exchange their common stock for cash, securities or other property, then our board of directors will determine in good faith the effective price per share of Class A common stock in such Strategic Transaction. This effective price will dictate how many remaining shares of Class L common stock convert on a one-for-one basis to shares of Class A common stock, based on the foregoing price vesting targets.

For example, if we consummate a Strategic Transaction and the First and Second Price Vesting targets have previously been achieved and the effective price in such Strategic Transaction is determined to be $17.50, then 1,984,127 shares of Class L common stock will convert at the closing of such Strategic Transaction on a one-for-one basis to 1,984,127 shares of Class A common stock.

Further, for example, if we consummate a Strategic Transaction and the First and Second Price Vesting targets have previously not been achieved and the effective price in such Strategic Transaction is determined to be $17.50, then 5,952,381 shares of Class L common stock will convert at the closing of such Strategic Transaction on a one-for-one basis to 5,952,381 shares of Class A common stock.

In contrast, if we consummate a Strategic Transaction and the First and Second Price Vesting targets have previously been achieved and the effective price in such Strategic Transaction is determined to be only $14.00, then under the Strategic Transaction threshold, no shares of Class L common stock will convert because no additional price vesting target has been achieved; thus, none of the remaining shares of Class L common stock will convert to shares of Class A common stock at the closing of such Strategic Transaction.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Since our sponsor and its investors and our directors will lose their entire at-risk investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In December 2020, our sponsor purchased 4,107,143 shares of Class B common stock and 8,214,286 shares of Class L common stock for a capital contribution of $25,000, or approximately $0.002 per share. In January 2021, the sponsor surrendered its Class B and Class L shares, and we reissued to the sponsor 3,194,444 shares of Class B common stock and 9,126,984 shares of Class L common stock, with no return of capital or payment by the sponsor, resulting in the sponsor holding 3,194,444 shares of Class B common stock and 9,126,984 shares of Class L common stock with an effective purchase price of approximately $0.002 per share. All shares of common stock and associated amounts have been retroactively restated for 2020. The per share purchase price of the Class B and Class L common stock was determined by dividing the amount of cash contributed to the company by the aggregate number of Class B and Class L shares issued. The number of shares of Class B and Class L common stock issued was determined based on the expectation that such shares of Class B and Class L common stock would represent 30% of the outstanding shares of common stock after our initial public offering.

In February, 2021, our sponsor transferred 20,000 shares of Class B common stock to each of our independent directors.

All of the founder shares and shares of Class L common stock will be worthless if we do not complete an initial business combination.

In addition, our sponsor purchased an aggregate of 5,166,667 warrants at a price of $1.50 per warrant ($7,750,000 in the aggregate), which will also be worthless if we do not complete an initial business combination.

Our sponsor and each of our officers and directors have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) any stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.

As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement warrants, $287,500,000  will be available to complete our initial business combination and pay related fees and expenses (which includes up to $10,062,500 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses concurrently or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to concurrently complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to concurrently acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable NYSE rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor and each of our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor and each of our officers and directors. Persons who are not party to, or third-party beneficiaries of, these agreements will not have the ability to pursue remedies against our sponsor or any of our officers or directors for any breach of these agreements. As a result, in the event of a breach, such persons would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but may target businesses larger than we could acquire with the net proceeds from our initial public offering and the sale of the private placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of public shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase public shares in connection with our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.

Holders of our public shares will not be entitled to vote on any election of directors we hold prior to our initial business combination and, upon consummation of our initial business combination, our sponsor will have certain rights to designate individuals for nomination for election as directors.

Prior to our initial business combination, only holders of our Class B common stock will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B common stock may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Further, pursuant to a registration and stockholder rights agreement, upon consummation of an initial business combination, our sponsor will be entitled to designate three individuals for nomination for election to our board of directors. This may result in our sponsor having significant control over our business.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Following the closing of our initial public offering, our initial stockholders owned founder shares representing 10% of our issued and outstanding shares of common stock, but such founder shares represent 20% of the voting power of our issued and outstanding shares of common stock. In addition, the Class B common stock, all of which are held by our initial stockholders, will entitle the holders to appoint all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment of directors during such time.

As a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional units or if our initial stockholders purchase any additional shares of common stock from the open market or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We would include the same financial statement disclosure in connection with any tender offer documents. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy or tender offer rules and complete our initial business combination within the prescribed timeframe.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

Our management team may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management team will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Risks Relating to Our Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place concurrently with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. Each of our officers and directors is engaged in other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Annual Report entitled “Item 10. Directors, Executive Officers and Corporate Governance—Directors and Executive Officers.”

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriters or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of this Annual Report, unless such payment would not be deemed underwriters’ compensation in connection with our initial public offering. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

There could be overlap between companies that would be suitable for a business combination with us and companies that present an attractive investment opportunity for our directors or officers, and entities with which they currently are or may in the future be affiliated. For example, our officers and several of our directors are associated with Figure, which conducts investing and related activities in our target industry.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they owe certain fiduciary or contractual duties. Any such opportunities may present additional conflicts of interest in pursuing an acquisition target, and our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance—Directors and Executive Officers,” “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination within 24 months from the closing of our initial public offering or during any Extension Period, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock and warrants are separately listed on the NYSE. Although we expect to continue to meet the minimum initial listing standards set forth in the NYSE listing standards, our securities may not continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum of 300 public holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round-lot holders of our unrestricted securities (with at least 50% of such round-lot holders holding unrestricted securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time. If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units are, and we expect that eventually our Class A common stock and warrants will be, listed on the NYSE, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of our warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

(i)
we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, (i) in the case of any such issuance to our sponsor or any of its affiliates, without taking into account any founder shares or shares of Class L common stock held by our sponsor or its affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to our sponsor or any of its respective affiliates, without taking into account the transfer of founder shares or private placement warrants (including if such transfer is effectuated as a surrender to us and subsequent reissuance by us) by our sponsor in connection with such issuance);

(ii)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions); and

(iii)
the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met, including that holders will only be able to exercise their warrants on a cashless basis prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of shares of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Class A common stock per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

In connection with our initial business combination we issued warrants to purchase 7,187,500 shares of Class A common stock as part of the units offered in our initial public offering and, concurrently with the closing of our initial public offering, we issued, in a private placement, warrants to purchase an aggregate of 5,166,667 shares of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 3,194,444 shares of Class B common stock and 9,126,984 shares of Class L common stock. The shares of Class B common stock and Class L are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment and for the Class L common stock, subject to certain vesting thresholds. In addition, if our sponsor makes any working capital loans, up to $2,000,000 of such loans may be converted into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they are entitled to registration rights.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 5,166,667 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Because each unit contains one-fourth of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fourth of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least four units, you will not be able to receive or trade a whole warrant. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of our initial business combination since the warrants will be exercisable in the aggregate for one-fourth of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

General Risk Factors

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by Figure, Ellington, our management team, directors and their respective affiliates may not be indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, Figure, Ellington, our management team, directors and their respective affiliates is presented for informational purposes only. Past performance by Figure, Ellington, our management team, directors and such affiliates is not a guarantee (i) either of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical performance of Figure, Ellington, our management team and directors or that of their respective affiliates as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Figure, Ellington, our management team and directors and their respective affiliates have had limited past experience with blank check and special purpose acquisition companies.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate worldwide market value of our Class A common stock held by non-affiliates equals or exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250,000,000 as of the prior June 30th and (2) our annual revenues equal or exceed $100,000,000 during the most recently completed fiscal year or the market value of our common stock held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements and other disclosures with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions will include two-year director terms, the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that, prior to the completion of our initial business combination, only holders of shares of our Class B common stock will have the right to vote in the election of directors, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of, and consented to, the forum provisions in our amended and restated certificate of incorporation. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for any action arising under the Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933 or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our Class B common stock will have the right to vote on the election of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of its listing rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Class B common stock will have the right to vote on the election of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of their listing corporate governance standards. Under NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite stockholder approval under Delaware law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder or warrant holder to recognize taxable income in the jurisdiction in which the stockholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to stockholders or warrant holders to pay such taxes.

Stockholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	data privacy;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to the financial technology and financial services sector and related industries.

Business combinations with businesses in the financial technology and financial services sector and related industries may involve special considerations and risks. If we complete our initial business combination with a business in such industries, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

•	financial services are highly regulated, both at the federal and state level;

•	competition could reduce profit margins;

•	consumer preferences could change;

•	failure to maintain and manage supply chains effectively;

•	availability of organic and similar ingredients at competitive prices;

•
the target industry and related industries are susceptible to significant liability exposure. If liability claims are brought against us following our initial business combination, it could materially adversely affect our operations;

•	loss of, or business disruption at, non-affiliated distributors through which sales are made;

•	interruption in, disruption of or loss of operations at one or more manufacturing facilities;

•	inability to use trademarks; and

•	failure to comply with the requirements of independent third-party certification organizations or authorities.

Any of the foregoing could have an adverse impact on our operations following our initial business combination. However, our efforts in identifying prospective target businesses will not be limited to businesses in our target industries. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Property

We currently maintain our executive offices at 650 California Street, Suite 2700, San Francisco, CA 94108. The cost for the space is included in the up to $10,000 monthly fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A common stock and warrants are each traded on the NYSE under the symbols “FACA.U,” “FACA” and “FACA WS,” respectively. Our units commenced public trading on February 18, 2021. Our Class A common stock and warrants began separate trading on April 12, 2021.

(b)	Holders

On March 30, 2022, there were two holders of record of our units, one holder of record of our Class A common stock, one holder of our Class B common stock and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

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

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom are subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of the common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their Class A common stock for cash, securities or other property.

Simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 5,166,667 warrants to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,750,000. The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

Of the $295,250,000 in proceeds we received from our initial public offering and the sale of the private placement warrants, a total of $287,500,000, including $10,062,500 payable to the underwriters for deferred underwriting commissions, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-252686), dated February 18, 2021, which was declared effective by the SEC on February 18, 2021.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Figure Acquisition Corp. I.,” “our,” “us” or “we” refer to Figure Acquisition Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the annual financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

For the year ended December 31, 2021, we had a net income of approximately $2.93 million, which included a loss from operations of $0.79 million, offering cost expense allocated to warrants of $0.62 million, excess fair value of private warrants in excess of proceeds received of $0.16 million, and offset mainly by a gain from the change in fair value of warrant liabilities of $4.4 million and interest earned on investments held in trust account of $0.05 million.

For the period from December 15, 2020 (inception) to December 31, 2020, we had a net loss of $8,134, relating to formation and operating costs.

Our business activities from inception to December 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $0.8 million in our operating bank account and working capital of approximately $0.8 million.

Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through the cash receipt of $25,000 from our Sponsor in exchange for the issuance of the founder Shares and Class L Shares, and an up to $300,000 note agreement issued to our Sponsor, which was repaid by us on February 25, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no Working Capital Loans outstanding. As of December 31, 2021, we did not have any off-balance sheet arrangements.

If the Company does not consummate an initial business combination by February 23, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the Company’s final prospectus filed with the SEC, dated February 18, 2021.

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Common Stock Subject to Possible Redemption

All of the Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at December 31, 2021 and December 31, 2020, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 12,354,167 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the period presented.

Basic and diluted net income (loss) per common stock for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Additionally, we intend to rely on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we will not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, due to the previous material weakness in our internal controls over financial reporting relating to the proper classification of our warrants, as described in “Item 4. Controls and Procedures” included in our Quarterly Reports on Form 10-Q as filed with the SEC on May 24, 2021 and August 13, 2021, and due to the restatements of our February 23, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A common stock, as described below, which combined, constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the March 31, 2021 and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on May 24, 2021 and August 13, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on March 1, 2021, and restated on the Form 10-Q filed with the SEC on May 24, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Michael Cagney	49	Chairman of the Board of Directors
Christopher D. Davies	55	Chief Executive Officer and Director
Asiff Hirji	54	President
Thomas J. Milani	32	Chief Financial Officer
David Chao	54	Director
David J. Miller	62	Director
Annette L. Nazareth	65	Director

Michael Cagney has served as the Chairman of the Board of Directors since our initial public offering. Mr. Cagney has been a member of the Board of Directors of Figure and has served as Figure’s CEO since its inception in March 2018. From 2011 to 2017, Mr. Cagney was CEO and Chairman of the Board of SoFi, a technology and financial services company. From 2006 to 2016, Mr. Cagney served as Managing Partner of Cabezon Investment Group, a hedge fund manager. From 2010 to 2016, Mr. Cagney served as Chairman of ReFlow, a technology and financial services company. Mr. Cagney has a BA, Economics (1993) and a MS, Applied Economics and Finance (1994) from the University of California, Santa Cruz, and a MS, Management (2011) from Stanford University Graduate School of Business.

We believe that Mr. Cagney’s significant experience in financial services and technology, public and private market investment experience, financial acumen and business industry contacts make him uniquely qualified to lead our Board.

Christopher D. Davies, our Chief Executive Officer and a Director, is currently the Head of Lending for Figure. Previously, he served as Head of Global Mort-gage and CEO of CitiMortgage at Citibank, where he was responsible for mortgage sales and fulfillment across the North America, Capital Markets, International Mortgages and Corp Holdings divisions, a role he left in October 2019. Mr. Davies joined Citi in March 2014 as Head of Mortgage Originations in North America and of Corp Holdings. Prior to joining Citi, Mr. Davies held a number of executive positions at leading financial institutions. From 2012 through 2014, he served as CEO of QBE First, a commercial and personal insurance company. Mr. Davies also served as President of Capital One Home Loans (2009-2012), where he built a stand-alone mortgage servicing operation and managed a $50 billion servicing and as-set portfolio. From 2007 through 2009, Mr. Davies was the CEO and Vice Chairman of LendingTree where he provided strategic direction for all aspects of the country’s leading online lending exchange. Before joining Lending Tree, Mr. Davies had an extensive career at Wachovia (1988-2006), where he served most recently as CEO of Wachovia Mortgage Corp. He has served as an Executive Board member for Clemson University Business School and an OCC expert speaker on mortgage industry best practices for the Office of the Comptroller of the Currency. He holds a B.S. in Financial Management from Clemson University.

We believe that Mr. Davies’ significant public and private market investment and management experience and financial expertise make him well qualified to sit on our board.

Asiff Hirji, our President, is the President of Figure, where he runs the company and is focused on scaling the core lending and banking businesses, expanding internationally and launching new products. Mr. Hirji was formerly President & Chief Operating Officer of Coinbase, the world’s leading crypto currency company. Prior to Coinbase, he was an investor and advisor in the private equity and venture capital spaces, including as an operating partner at Andreessen Horowitz focusing on scaling portfolio companies, and as a Senior Advisor with Bain Capital and Advent International, helping to drive their technology investment efforts. From 2014 to 2016, Mr. Hirji was Chief Restructuring Officer of HP reporting to CEO Meg Whitman, where he led a global $14 billion, 90,000 employee business serving most of the Fortune 500 companies. From 2007 to 2013, Mr. Hirji was a Partner with TPG Capital, where he helped lead investing efforts in Financial Services, Technology, Media and E-commerce. From 2003 to 2007, Mr. Hirji was an executive officer of TD Ameritrade, where he served successively as CIO, COO, and then President, helping to build the company into the world’s largest online broker. Prior to TD Ameritrade, Mr. Hirji was a Partner at Bain & Co. and a leader of their IT and Financial Services practices. Before Bain, Mr. Hirji was President and Chief Technology Officer for Netfolio, an online investment advisor start-up. He was also a founding member and Partner of the Mitchell Madison Group, a global strategic consultancy that specializes in Financial Services and Technology. Mr. Hirji also serves on the boards of Nubank and Forge, is a former public board member of Advent Software and Citrix Systems Inc., and served on the boards of Saxo Bank, TES Global, RentPath, and Eze Software. Mr. Hirji has also taught a highly rated MBA course on Private Equity at the University of Berkeley’s, Haas School of Business, where he now guest lectures. Mr. Hirji began his career at IBM Labs as a software engineer. Mr. Hirji received an MBA with honors from the University of Western Ontario, and his bachelor’s degree in Computer Science from the University of Calgary.

Thomas J. Milani, our Chief Financial Officer, is currently the Chief Financial Officer of Figure, and has been with the company since its inception in January 2018. At Figure, Mr. Milani heads up finance, accounting, capital markets and treasury management. Previously, Mr. Milani was employed by SoFi from 2016 to 2018 where he headed up the New Products Group. He also led the acquisition of ZenBanx, Inc., which facilitated SoFi’s entry into the digital banking space. Prior to SoFi, Mr. Milani was an investment professional at Apollo Global Management from 2015 to 2016. At Apollo, Mr. Milani focused on corporate strategy as well as investing in assets and companies in the lending, specialty finance and financial technology space. Prior to Apollo, Mr. Milani was an investment banker at Sandler O’Neill and BMO Capital Markets covering the financial institutions space. In these roles, Mr. Milani advised on mergers & acquisitions and raised equity and debt capital for companies including specialty lenders, financial technology companies, exchanges, depositories, insurance companies and asset managers. Mr. Milani graduated from Villanova University in 2011 with a Bachelors in Business Administration with concentrations in Finance and Real Estate.

David Chao has served as a director since our initial public offering. Mr. Chao has served and currently serves as Co-founder and General Partner at DCM, a venture capital firm since 1996. Mr. Chao also serves as Chairman of the Board of Directors of 51job, Inc. (NASDAQ: JOBS), a human resource solutions provider, and currently serves on the boards of directors of several privately held companies, including Figure Technologies, Inc. From September 2016 to December 2020, Mr. Chao served as a director on the board of Bill.com (NYSE: BILL). Mr. Chao holds a B.A. in Economics and East Asian Studies from Brown University and an M.B.A. from the Stanford University Graduate School of Business.

We believe Mr. Chao’s significant public and private market investment experience and financial expertise make him well qualified to sit on our board.

David J. Miller has served as a director since our initial public offering. Mr. Miller is currently a private investor and serves on six corporate boards including; Serving as a member of the Ellington Residential Mortgage REIT (NYSE: EARN) board, Audit Committee and Chaired the Compensation Committee since May 2013. Mr. Miller is a member of the board of StoneMor Inc. (NYSE: STON), and Figure Acquisition Corp. (NYSE: FACA).  At STON he has served as the chairman of the Compensation, Nominations & Governance Committee, and as a member of the Audit Committee since July 2019. At FACA he has served as Chair of the Audit Committee since February 2021. He also serves on several private company boards, including Lombard International Assurance; J.G. Wentworth; and Prima Insurance. Mr. Miller previously served as the Chief Executive Officer of JGWPT Holdings, LLC, or its predecessor J.G. Wentworth, LLC from January 2009 until July 2014. Prior to joining J.G. Wentworth, LLC, in January 2009, Mr. Miller held various positions including: Executive Vice-President responsible for Ace Group's International Accident and Health Insurance Business, President and Chief Executive Officer of Kemper Auto and Home Insurance, and Chief Operating Officer of Providian Direct Insurance. Mr. Miller began his insurance career with Progressive Insurance where he held various positions over his seven-year career. Mr. Miller has a BSEE in electrical engineering from Duke University and an MBA in Finance from The Wharton School of the University of Pennsylvania. In November 2021 Mr. Miller was elected to serve a four-year term on the board of supervisors of Tredyffrin Township. He was previously a member of the New York Stock Exchange.

We believe Mr. Miller’s significant public and private market investment experience and financial expertise make him well qualified to sit on our board.

Annette L. Nazareth has served as a director since our initial public offering. She is currently a Senior Counsel at the law firm of Davis Polk & Wardwell LLP. From September 2008 to December 2020, Ms. Nazareth was a partner of Davis Polk and headed the firm’s Trading and Markets practice. From 1998 to 2008, Ms. Nazareth served at the U.S. Securities and Exchange Commission. She was a Commissioner of the SEC from 2005 to 2008. Prior to 2005 she served as the Director of the Division of Market Regulation (now the Division of Trading and Markets), as interim Director of the Division of Investment Management, and as Senior Counsel to Chairman Arthur Leavitt. Prior to joining the SEC, Ms. Nazareth served in senior positions at several investment banks, including as a Managing Director of Salomon Smith Barney from 1997-1998, as a Senior Vice President of Lehman Brothers from 1994-1997, and as a Managing Director of Mabon Securities and its predecessor entity, Mabon Nugent & Co., from 1986 to 1994. She began her career at Davis Polk upon graduation from law school. Ms. Nazareth serves on several not-for-profit boards, including: Urban Institute (Chair, Real Estate Committee); Watson Institute of Brown University; Protestant Episcopal Cathedral Foundation; St. Albans School of Public Service; Board of Visitors of Columbia Law School, Advisory Board of the Brown University Executive Master in Cybersecurity program; and the SEC Historical Society (President). She is also a member of the American Law Institute and serves on the Advisory Board of Bitfury. Ms. Nazareth previously served on the boards of Brown University (Chair, Audit Committee); National Cathedral School (Chair, Audit Committee); and Bishop John T. Walker School for Boys. Ms. Nazareth graduated from Columbia University School of Law in 1981, where she was a Harlan Fiske Stone Scholar, and Brown University in 1978, where she graduated magna cum laude and Phi Beta Kappa.

We believe Ms. Nazareth’s significant public and private legal, regulatory and business experience makes her well qualified to sit on our board.

Number and Terms of Office of Officers and Directors

Our board consists of five members, with each director holding office for a two-year term. Prior to the completion of our initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our shares of Class B common stock. In addition, prior to the completion of our initial business combination, holders of a majority of our shares of Class B common stock may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We will have three “independent directors” as defined in the NYSE listing rules and applicable SEC rules. Our board has determined that each of Mr. Chao, Mr. Miller and Annette L. Nazareth are our independent directors under applicable SEC and NYSE listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

If a Special Committee is formed to evaluate a potential business combination, members of that Committee may be compensated for their efforts. In no other event will our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company. However, our officers or directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. These fees will be disclosed to stockholders in accordance with applicable rules and regulations, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee will be composed solely of independent directors.

Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website (https://www.figureacquisitioncorpa.com/). Information contained on our website is not part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

Audit Committee

Mr. Chao, Mr. Miller and Ms. Nazareth serve as members and Mr. Miller serves as chairperson of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that David Chao qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The principal functions of the audit committee include:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Mr. Chao, Mr. Miller and Ms. Nazareth serve as members and Mr. Chao serves as chairperson of the compensation committee.

The principal functions of the compensation committee include:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and Annual Report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The 20,000 shares of Class B common stock transferred to each of our independent directors consist of shares of Class B common stock that were purchased by our sponsor. Notwithstanding the foregoing, as indicated above, until the earlier of the consummation of our initial business combination or our liquidation and in connection with potentially providing financing or other investments in connection with our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

Mr. Chao, Mr. Miller and Ms. Nazareth serve as members and Ms. Nazareth serves as chairperson of the nominating and corporate governance committee.

The purpose and responsibilities of the nominating and corporate governance committee include:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Director Nominations

Our nominating and corporate governance committee  will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). Our Code of Ethics is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

Conflicts of Interest

Our officers, directors and any of their respective affiliates may sponsor or form, and, in the case of individuals, serve as a director or officer of, other blank check companies similar to Figure Acquisition Corp. I during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our sponsor and each of our officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and shares of Class L common stock if we fail to complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed timeframe. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable or assignable by until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants will not be transferable, assignable or saleable by our sponsor or its respective permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or certain of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Michael Cagney	Figure Technologies, Inc.	Financial Technology	Co-Founder and Chief Executive Officer

Asiff Hirji	Figure Technologies, Inc.	Financial Technology	President
	Nubank	Banking	Advisory Board Member
	Lefteris Acquisition Corp.	SPAC	Director
	Forge	Financial Technology	Director

Christopher D. Davies	Figure Technologies, Inc.	Financial Technology	Head of Lending

Thomas J. Milani	Figure Technologies, Inc.	Financial Technology	Chief Financial Officer

David Chao	DCM	Venture Capital	Director
	51job, Inc.	Human Resources	Chairman
	Figure Technologies, Inc.	Financial Technology	Director

David J. Miller	J.G. Wentworth	Financial Services	Chairman
	Lombard International Assurance	Wealth Structuring	Director
	Stonemor Inc.	Cemeteries and Funeral Homes	Director
	Ellington Residential Mortgage	REIT	Director
	Prima Assicurazioni	Insurance Agency	Director

The individuals listed in the table above may also be affiliated with and/or owe fiduciary duties to or have contractual obligations to affiliates of the listed entities, including subsidiaries, portfolio companies and other investments and ventures of the listed entities.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Figure, Ellington, or our sponsor, officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with Figure, Ellington, or our sponsor, officers or directors, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions that such initial business combination or transaction is fair to our company from a financial point of view.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, each of our officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Item 11.	Executive Compensation

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. We pay our sponsor up to $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock available to us at March 30, 2022, with respect to our common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors that beneficially owns shares of our common stock; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 30, 2022.

	Before Offering		After Offering
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
Fintech Acquisition LLC(3)	2,777,777	100%	2,777,777	10%
Michael Cagney	—	—	—	—
Asiff Hirji	—	—	—	—
Christopher D. Davies	—	—	—	—
Thomas J. Milani	—	—	—	—
David Chao	20,000	*	20,000	*
David J. Miller	20,000	*	20,000	*
Annette L. Nazareth	20,000	*	20,000	*
All officers and directors as a group (7 individuals)	60,000	*%	60,000	*%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Figure Technologies, Inc., 650 California Street, Suite 2700, San Francisco, California 94108.

(2)
Interests shown consist solely of shares of Class B common stock and exclude shares of Class L common stock. The shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. The Class L common stock is convertible into shares of Class A common stock after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination.

(3)
The shares reported above are held in the name of our sponsor. Our sponsor is managed by a board of managers consisting of Michael Cagney and Thomas J. Milani As a result, they may be deemed to have or share beneficial ownership of the Class B shares held directly by our sponsor. Each person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

In connection with our initial public offering, our initial stockholders beneficially own 30% of the issued and outstanding shares of our common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.

Our sponsor and each of our officers and directors have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination or (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

Our sponsor and our officers and non-independent directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Transfers of Founder Shares and Private Placement Warrants

The Class B common stock, Class L common stock, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof, are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us to be entered into by our sponsor and each of our officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the shares of Class L common stock for any reason and (iii) in the case of the private placement warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, our sponsor, any members of our sponsor, or any affiliates of our sponsor, as well as affiliates of such members and funds and accounts advised by such members or any limited partners of any such funds that are invested in our sponsor, (b) in the case of an individual, by gift to such individual’s immediate family or to a trust, the beneficiary of which is a member of such individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) to an entity that is an affiliate of the holder; (g) in the event of our liquidation prior to the completion of our initial business combination; (h) by virtue of the laws of the State of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; (i) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our initial business combination; or (j) to us for no value for cancellation in connection with the consummation of our initial business combination; provided, however, that in the case of clauses (a) through (f) or (h) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this Annual Report).

Registration and Stockholder Rights

Our sponsor has rights to require us to register any of our securities held by them for resale under the Securities Act pursuant to a registration and stockholder rights agreement signed on the effective date of our initial public offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, the holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

In addition, pursuant to the registration and stockholder rights agreement, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The number of shares of Class B and Class L common stock issued was determined based on the expectation that such shares would represent 30% of the outstanding shares of common stock upon completion of our initial public offering.

Simultaneously with the closing of our initial public offering, pursuant to the private placement warrants purchase agreement, the company completed the private sale of an aggregate of 5,166,667 warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds to the company of $7,750,000. The private placement warrants are identical to the warrants sold in the initial public offering, except that the private placement warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the company, (ii) may not (including the Class A common stock issuable upon exercise of such private placement warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). We do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor agreed to loan us up to $ 250,000 under an unsecured promissory note to be used for a portion of the expenses of our initial public offering. These loans were non-interest bearing and unsecured, and were repaid upon completion of the initial public offering out of the $1,000,000 of offering proceeds that had been allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account. The value of our sponsor’s interest in this loan transaction corresponded to the principal amount outstanding under any such loan.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account will be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor or certain of our officers or directors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and stockholder rights agreement with respect to the registration for resale under the Securities Act of the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing, and upon conversion of the founder shares and shares of Class L common stock. The registration and stockholder rights agreement is described in “Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Registration and Stockholder Rights.”

Related Party Policy

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party. Additionally, we may create a special committee to assist with vetting of any potential related party transaction or business combination prior to presentation to the audit committee.

Director Independence

NYSE listing rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the NYSE listing rules and applicable SEC rules. Our board has determined that each of David Chao, David J. Miller and Annette L. Nazareth are independent directors under applicable SEC and NYSE listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. During the period from December 15, 2020 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $136 thousand for the services Marcum performed in connection with our Initial Public Offering, Form 10-Q for the respective period and the audit of our December 31, 2021 financial statements included in this Annual Report.

Audit-Related Fees. During the period from December 15, 2020 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from December 15, 2020 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from December 15, 2020 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our independent public registered accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2021)

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended*

4.2
Warrant Agreement, dated February 18, 2021 between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2021)

10.1
Letter Agreement, dated February 18, 2021, among the Company and its officers and directors and Fintech Acquisition LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2021)

10.2
Investment Management Trust Agreement, dated February 18, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2021)

10.3
Private Placement Warrants Purchase Agreement, dated February 18, 2021, between the Company and Fintech Acquisition LLC (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2021)

10.4
Registration and Stockholder Rights Agreement, dated February 18, 2021, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2021)

10.5
Securities Subscription Agreement, dated January 8, 2021, between the Registrant and Fintech Acquisition LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (File No. 333-252686) as filed on February 3, 2021.)

Exhibit No.	Description

10.6
Form of Indemnification Agreement between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (File No. 333-252686) as filed on February 3, 2021.)

10.7
Promissory Note issued in favor of Fintech Acquisition LLC, dated December 22, 2020  (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (File No. 333-252686) as filed on February 3, 2021.)

31.1
Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2
Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2
Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2022.

Figure Acquisition Corp. I

By:	/s/ Thomas J. Milani
	Name:	Thomas J. Milani
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Christopher D. Davies	Chief Executive Officer (Principal Executive Officer)	April 12, 2022
Christopher D. Davies

/s/ Thomas J. Milani	Chief Financial Officer
Thomas J. Milani	(Principal Financial and Accounting Officer)	April 12, 2022

/s/ Asiff Hirji	President	April 12, 2022
Asiff Hirji

/s/ Michael Cagney
Michael Cagney	Chairman of the Board of Directors	April 12, 2022

/s/ David Chao	Director	April 12, 2022
David Chao

/s/ David J. Miller	Director	April 12, 2022
David J. Miller

/s/ Annette L. Nazareth	Director	April 12, 2022
Annette L. Nazareth

FIGURE ACQUISITION CORP. I

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2
Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders’ Equity (Deficit)	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Figure Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Figure Acquisition Corp. I (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, statements of changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from December 15, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 15, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, if the Company does not consummate an initial business combination by February 23, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

San Francisco, CA
April 12, 2022

FIGURE ACQUISITION CORP. I
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$769,595	$25,000
Prepaid Expenses	296,843	—
Total current assets	1,066,438	25,000
Deferred offering costs	—	49,366
Cash and securities held in Trust Account	287,549,179	—
Other non-current assets	39,850	—
Total Assets	$288,655,467	$74,366

Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$317,099	$57,500
Total current liabilities	317,099	57,500
Deferred underwriting fee	10,062,500	—
Warrant liability	14,454,374	—
Total liabilities	24,833,973	57,500

Commitments and Contingencies (See Note 6)

Class A Common Stock subject to possible redemption; 28,750,000 and 0 shares at redemption value of $10.00 per share, at December 31, 2021 and December 31, 2020, respectively	287,500,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding (excluding 28,750,000 and no shares subject to possible redemption) at December 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,194,444 shares issued and outstanding at December 31, 2021 and December 31, 2020	319	319
Class L common stock, $0.0001 par value; 15,000,000 shares authorized; 9,126,984 shares issued and outstanding at December 31, 2021 and December 31, 2020	913	913
Additional paid-in capital	—	23,768
Accumulated deficit	(23,679,738)	(8,134)
Total stockholders’ equity (deficit)	(23,678,506)	16,866
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$288,655,467	$74,366

The accompanying notes are an integral part of these financial statements.

FIGURE ACQUISITION CORP. I
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from December 15, 2020 (inception) to December 31, 2020
Formation and operating costs	$787,164	$8,134
Loss from Operations	(787,164)	(8,134)

Other income (loss):
Interest earned on cash and marketable securities held in Trust Account	49,179	—
Offering costs allocated to warrants	(621,678)	—
Fair value of private warrants in excess of proceeds received	(155,000)	—
Change in fair value of warrant liability	4,447,500	—
Total other income, net	3,720,001	—

Net income (loss)	$2,932,837	$(8,134)
Weighted average shares outstanding, Class A common stock subject to possible redemption	24,575,342	—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.08	$—
Weighted average shares outstanding, Non-redeemable Class B common stock	3,194,444	3,194,444
Basic and diluted net income (loss) per share, Non-redeemable Class B common stock	$0.08	$—
Weighted average shares outstanding, Non-redeemable Class L common stock	9,126,984	9,126,984
Basic and diluted net income (loss) per share, Non-redeemable Class L common stock	$0.08	$—

The accompanying notes are an integral part of these financial statements.

FIGURE ACQUISITION CORP. I
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common stock		Class B Common stock		Class L Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 15, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock and Class L common stock	—	—	3,194,444	319	9,126,984	913	23,768	—	25,000
Net loss	—	—	—	—	—	—	—	(8,134)	(8,134)
Balance as of December 31, 2020	—	$—	3,194,444	$319	9,126,984	$913	$23,768	$(8,134)	$16,866
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	—	(23,768)	(26,604,441)	(26,628,209)
Net income	—	—	—	—	—	—	—	2,932,837	2,932,837
Balance as of December 31, 2021	—	$—	3,194,444	$319	9,126,984	$913	$—	$(23,679,738)	$(23,678,506)

The accompanying notes are an integral part of these financial statements.

FIGURE ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from December 15, 2020 (inception) to December 31, 2020
Cash flows from operating activities:
Net income (loss)	$2,932,837	$(8,134)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(49,179)	—
Offering costs allocated to warrants	621,678	—
Fair value of private warrants in excess of proceeds received	155,000	—
Change in fair value of warrant liability	(4,447,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	(296,843)	—
Other non-current assets	(39,850)	—
Accrued offering costs and expenses	308,965	8,134
Net cash used in operating activities	(814,892)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	281,750,000	—
Proceeds from issuance of Private Placement Warrants	7,750,000	—
Proceeds from issuance of Class B and Class L common stock	—	25,000
Proceeds from promissory note – related party	115,492	—
Repayment of promissory note – related party	(115,492)	—
Payment of offering costs	(440,513)	—
Net cash provided by financing activities	289,059,487	25,000
Net change in cash	744,595	25,000
Cash, beginning of period	25,000	—
Cash, end of the period	$769,595	$25,000

Supplemental disclosure of non-cash financing activities:
Initial classification of common stock subject to possible redemption	$287,500,000	$—
Deferred underwriting fee charged to Class A common stock subject to possible redemption	$10,062,500	$—

The accompanying notes are an integral part of these financial statements.

FIGURE ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and after completion of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, and other income (loss) from the change in fair value of the warrant liability.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2021 (the “Effective Date”). On February 23, 2021, the Company consummated the IPO of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3. Each Unit consists of one share of common stock, and one-fourth of one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,166,667 Private Placement Warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement to Fintech Acquisition LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $7,750,000, which is discussed in Note 4.

Transaction costs of the IPO amounted to $16,253,012 consisting of $5,750,000 of underwriting discount, $10,062,500 of deferred underwriting discount, and $440,512 of other offering costs, and of which $621,678 were allocated to expense associated with the warrant liability.

Following the closing of the IPO on February 23, 2021, $287,500,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, as determined by the Company, until the earlier of:  (a) the completion of the Company’s initial Business Combination, (b) the redemption of any shares of the Company’s Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Public Shares in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete its initial Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of 100% of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law.

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

The Company will have 24 months from February 23, 2021, the closing of the IPO, to complete an initial Business Combination (the “Combination Period”). However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Capital Resources, and Going Concern

As of December 31, 2021 and December 31, 2020, the Company had approximately $0.8 million and $25,000 in its operating bank account, and working capital of approximately $0.7 million and a deficit of $32,500, respectively.

The Company’s liquidity needs up to February 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and Class L shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on February 23, 2021 from the IPO proceeds (see Note 5).

Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. Additionally, an affiliate of the Company’s Sponsor entered into a commitment letter with the Company whereby the affiliate of the Company’s Sponsor agreed to provide working capital loans sufficient for the Company to satisfy its obligation as they come due until the earlier of: (a) the completion of the initial Business Combination, or (b) liquidation. Any such working capital loan under the commitment letter will be repaid to the affiliate of the Company’s Sponsor by the Company upon the completion of the initial Business Combination or, in the event of liquidation prior to the completion of the initial Business Combination, forgiven by the affiliate of the Company’s Sponsor upon liquidation. As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under any working capital loan.

If the Company does not consummate an initial business combination by February 23, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to consummate an initial business combination prior to February 23, 2023; however, it is uncertain whether the Company will be able to do so. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Risks and Uncertainties

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held primarily in U.S. Treasury Bills with maturities of 185 days or less.  During the year ended December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4 and Note 8) in accordance with ACS 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs amounted to $16,253,012, of which $621,678 were allocated to expense associated with the warrant liability.

Common Stock Subject to Possible Redemption

All of the Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at December 31, 2021 and December 31, 2020, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

Share Based Compensation

The Company complies with ASC Topic 718 “Compensation - Stock Compensation” regarding interests in founder shares transferred by the Sponsor to directors of the Company as compensation., which are described in Note 5.

The interests in the Founder Shares effectively vest upon the Company completing the initial Business Combination and compensation expense will be recorded accordingly at that date based upon the initial grant date fair value, the determination of which represents a significant estimate. The grant date fair value is based upon an option pricing model.

The Founders Shares were granted subject to a performance condition (i.e., consummation of the Business Combination). Compensation expense related to the Founders Shares will be recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and therefore no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Income Taxes

The Company is included in the consolidated tax return of Figure Technologies, Inc (the “Parent”). The Company calculates the provision for income taxes by using a “separate return” method. Under this method the Company is assumed to file a separate return with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to, or receiving the appropriate refund from, the Parent. The Company’s current provision is the amount of tax payable or refundable on the basis of a hypothetical, current year, separate return.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in annual period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net (Loss) Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has three classes of stock, redeemable Class A Common Stock, non-redeemable Class B Common Stock and non-redeemable Class L Common Stock. Earnings and losses are shared pro rata between the Class A, Class B and Class L Common Stock. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 12,354,167 shares of common stock in the calculation of diluted income (loss) per stock, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Basic and diluted net income (loss) per common stock for Class A common stock, Class B common stock and Class L common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock, Class B common stock and Class L common stock outstanding, allocated proportionally to each class of common stock.

Reconciliation of Net Income (Loss) per Common Stock

The Company’s net income (loss) is adjusted for the portion of net income (loss) that is allocable to each class of common stock. The allocable net income (loss) is calculated by multiplying net income (loss) by the ratio of weighted average number of shares outstanding attributable to Class A, Class B and Class L common stock to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income (loss) per share of common stock is calculated as follows:

	For the year ended December 31, 2021	For the period from December 15, 2020 (inception) to December 31, 2020
Redeemable Class A Common Stock
Net income allocable to Class A Common Stock	$1,953,436	$—
Basic and diluted weighted average shares outstanding, Class A common stock	24,575,342	—
Basic and diluted net income per share of common stock	$0.08	$—
Non-Redeemable Class B Common Stock
Net income (loss) allocable to Non-Redeemable Stock	$253,919	$(2,109)
Denominator: Weighted Average Non-Redeemable stock
Basic and diluted weighted average shares outstanding	3,194,444	3,194,444
Basic and diluted net income (loss) per share of common stock	$0.08	$(0.00)
Non-Redeemable Class L Common Stock
Net income (loss) allocable to Non-Redeemable Stock	725,482	(6,025)
Denominator: Weighted Average Non-Redeemable stock
Basic and diluted weighted average shares outstanding	9,126,984	9,126,984
Basic and diluted net income (loss) per share of common stock	0.08	(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Public Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from February 23, 2021, the closing of the Public Offering, or 30 days after the completion of the initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,750,000, in a private placement. Each whole Private Placement Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein.  A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust. The Private Placement Warrants will be non-redeemable in certain circumstances and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the Public Offering.

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

Note 5 — Related Party Transactions

Founder Shares

In December 2020, the Company’s Sponsor purchased 4,107,143 shares of Class B common stock and 8,214,286 shares of Class L common stock for a capital contribution of $25,000, or approximately $0.002 per share. In January 2021, the Company’s Sponsor surrendered its Class B and Class L shares, and the Company reissued to the Sponsor 3,194,444 shares of Class B common stock (the “founder shares”) and 9,126,984 shares of Class L common stock, with no return of capital or payment by the Sponsor, resulting in the Sponsor holding 3,194,444 shares of Class B common stock and 9,126,984 shares of Class L common stock, including an aggregate of up to 416,667 shares of Class B common stock and up to 1,190,476 shares of Class L common stock subject to forfeiture, respectively, if the over-allotment option was not exercised by the underwriters in full. All shares of common stock and associated amounts have been retroactively restated. On February 12, 2021, our sponsor transferred 20,000 shares of Class B common stock to each of our three independent directors. As a result of the underwriters’ election to fully exercise their over-allotment option on February 23, 2021, none of the Class B shares or Class L shares are subject to forfeiture any longer.

With certain limited exceptions, the founder shares and Class L shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, including their respective limited partners, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the reported closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date, following the completion of the Company’s initial Business Combination, on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On December 22, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. During the period from January 1, 2021 to February 23, 2021, the Company had borrowed $115,492 under the promissory note. On February 25, 2021, the Company paid the note balance in full from the proceeds of the IPO, and the note is no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may loan the Company funds (“Working Capital Loans”), as discussed in Note 1. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.  At December 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

The Sponsor will have rights to require the Company to register any of its securities held by them for resale under the Securities Act pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, the holders of the founder shares, Class L shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares and Class L shares) will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

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

The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,062,500 in the aggregate and is included in the balance sheet at December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.01 each. At December 31, 2021 and December 31, 2020, there were no shares issued and outstanding, excluding 28,750,000 and 0 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At December 31, 2021 and December 31, 2020, there were 3,194,444 shares issued and outstanding.

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

Class L Common Stock —The Company is authorized to issue a total of 15,000,000 shares of Class L common stock at par value of $0.0001 each. In December 2020, the Company issued 8,214,286 shares of Class L common stock to the Sponsor for approximately $0.002 per share. In January, the Sponsor surrendered its Class L shares and the Company reissued 9,126,984 shares of Class L common stock to the Sponsor with no return of capital or payment by the Sponsor resulting in the Sponsor holding 9,126,984 shares of Class L common stock for approximately $0.002 per share. All shares of common stock and associated amounts have been retroactively restated. At December 31, 2021 and December 31, 2020, there were 9,126,984 shares issued and outstanding in stockholders’ equity (deficit).

The Class L common stock shall have no voting rights and will convert into shares of Class A common stock following the initial Business Combination to the extent certain triggering vesting events occur. The Class L common stock will vest in four equal tranches upon achieving share performance targets. If between the consummation of our initial business combination and the ten year anniversary of the initial Business Combination the closing price of the Company’s Class A common stock equals or exceeds specified per share trading price targets for any 20 trading days within a 30-trading day period (the four vesting price targets equal $12.50 (“First Price Vesting”), $15.00 (“Second Price Vesting”), $17.50 (“Third Price Vesting”), and $20.00 (“Fourth Price Vesting”)), one-fourth of the Class L common stocks will automatically convert into Class A common stocks on a 1-for-1 basis. For example, if fifteen months following the consummation of the initial Business Combination the closing price of the shares of Class A common stock equals or exceeds $15.00 but does not exceed $17.50 for 20 trading days within a 30-trading day period, both the First Price Vesting and Second Price Vesting target achievements will be met, resulting in a total of 3,968,254 Class L Shares converting into 3,968,254 shares of Class A common stock, representing 1,984,127 shares associated with the First Price Vesting and 1,984,127 shares associated with the Second Price Vesting (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

For purposes of the foregoing price vesting targets, if the Company consummates any liquidation, merger, share exchange, reorganization or other similar transaction after its initial business combination and before the tenth anniversary of its initial business combination (a “Strategic Transaction”) which results in all of the public stockholders having the right to exchange their common stock for cash, securities or other property, then the Company’s board of directors will determine in good faith the effective price per share of Class A common stock in such Strategic Transaction. This effective price will dictate how many remaining shares of Class L common stock convert on a one-for-one basis to shares of Class A common stock, based on the foregoing price vesting targets.

For example, if the Company consummates a Strategic Transaction and the First and Second Price Vesting targets have previously been achieved and the effective price in such Strategic Transaction is determined to be $17.50, then 1,984,127 shares of Class L common stock will convert at the closing of such Strategic Transaction on a one-for-one basis to 1,984,127 shares of Class A common stock.

Further, for example, if the Company consummates a Strategic Transaction and the First and Second Price Vesting targets have previously not been achieved and the effective price in such Strategic Transaction is determined to be $17.50, then 5,952,381 shares of Class L common stock will convert at the closing of such Strategic Transaction on a one-for-one basis to 5,952,381 shares of Class A common stock.

In contrast, if the Company consummates a Strategic Transaction and the First and Second Price Vesting targets have previously been achieved and the effective price in such Strategic Transaction is determined to be only $14.00, then under the Strategic Transaction threshold, no shares of Class L common stock will convert because no additional price vesting target has been achieved; thus, none of the remaining shares of Class L common stock will convert to shares of Class A common stock at the closing of such Strategic Transaction.

Note 8 — Income Taxes

The income tax provision (benefit) consists of the following:

	December 31, 2021	For the period from December 15, 2020 (inception) to December 31, 2020
Federal:
Current	$—	$—
Deferred	(169,019)	(1,708)

State:
Current	—	—
Deferred	—	—
Change in valuation allowance	169,019	1,708
Income tax provision	$—	$—

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	For the period from December 15, 2020 (inception) to December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Tax effects of change in fair value of warrant liability	(30.7)%	—%
Tax effects of transaction costs allocated to warrant liability	4.4%	—%
Change in valuation allowance	5.3%	(21.0)%
Income tax provision	—%	—%

The Company’s net deferred tax assets and liability are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Organizational and startup costs	$123,651	$1,708
Net operating loss	52,167	—
Total deferred tax asset	175,818	1,708
Deferred tax liability:
Unrealized gain	(5,091)	—
Total deferred tax liability	(5,091)	—
Valuation allowance	(170,727)	(1,708)
Deferred tax assets and liability, net of allowance	$—	$—

As of December 31, 2021, the Company has $248,415 of U.S. federal net operating loss carryovers available to offset future taxable income. The net operating losses do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

For the year ended  December 31, 2021, the change in the valuation allowance was $169,019. For the period ended December 31, 2020, the change in the valuation allowance was $1,708.

The Company files income tax returns in the U.S. federal jurisdiction.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Liabilities:
Public Warrants Liability	$8,409,374	$8,409,374	$—	$—
Private Placement Warrants Liability	6,045,000	—	6,045,000	—
	$14,454,374	$8,409,374	$6,045,000	$—

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 23, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. As of December 31, 2021, the Company used the quoted market price as the fair value of the Public Warrants since June 30, 2021 and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants beginning with the quarter ended June 30, 2021 as the fair value of the Private Warrants as of December 31, 2021, and reclassified the Private Warrants from Level 3 to Level 2.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the year ended December 31, 2021:

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$—
Initial measurement on February 23, 2021	16,183,959
Transfer of Public Warrants to Level 1	(9,918,750)
Transfer of Private Warrants to Level 2	(7,130,000)
Change in valuation as of December 31.2021	864,791
Fair Value as of December 31, 2021	$—

The key inputs into the Monte Carlo simulation as of February 23, 2021 were as follows:

Inputs	(Initial Measurement) February 23, 2021
Risk-free interest rate	0.80%
Expected term remaining (years)	6.0
Expected term until Merger (years)	1.0
Estimated probability of successful Merger	50.0%
Expected volatility Pre-Merger	10.0%
Expected volatility Post-Merger	50.0%
Implied Stock price	$10.86
Exercise price	$11.50

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$287,548,366	$2,435	$—	$287,550,801
	$287,548,366	$2,435	$—	$287,550,801

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.