Form 10-Q
period 2022-03-31
Figure Acquisition Corp. I
filed 2022-05-16
CIK 1839550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-40081

Figure Acquisition Corp. I
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4326385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 California Street, Suite 2700 San Francisco, CA	94108
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 628-210-6937

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.01 per share	FACA	The New York Stock Exchange
Redeemable warrants, each one whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	FACA WS	The New York Stock Exchange
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	FACA.U	The New York Stock Exchange

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

As of May 16, 2022, 28,750,000 shares of Class A common stock, par value $0.01 per share, 3,194,444 shares of Class B common stock, par value $0.0001 per share and 9,126,984 shares of Class L common stock, par value $0.0001 per share were issued and outstanding, respectively.

FIGURE ACQUISITION CORP. I
Form 10-Q
For the Quarter Ended March 31, 2022

i

FIGURE ACQUISITION CORP. I
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	December 31, 2021

Assets:
Current assets:
Cash	$521,243	$769,595
Prepaid Expenses	263,499	296,843
Total current assets	784,742	1,066,438
Cash and securities held in Trust Account	287,608,179	287,549,179
Other non-current assets	—	39,850
Total Assets	$288,392,921	$288,655,467

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$362,834	$317,099
Advance from related party	22,657	—
Total current liabilities	385,491	317,099
Deferred underwriting fee	10,062,500	10,062,500
Warrant liability	8,771,458	14,454,374
Total liabilities	19,219,449	24,833,973

Commitments and Contingencies (See Note 6)

Class A Common Stock subject to possible redemption; 28,750,000 shares at redemption value of $10.00 per share, at March 31, 2022 and December 31, 2021	287,500,000	287,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;none issued and outstanding	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,194,444 shares issued and outstanding at March 31, 2022 and December 31, 2021	319	319
Class L common stock, $0.0001 par value; 15,000,000 shares authorized; 9,126,984 shares issued and outstanding at March 31, 2022 and December 31, 2021	913	913
Additional paid-in capital	—	—
Accumulated deficit	(18,327,760)	(23,679,738)
Total stockholders’ deficit	(18,326,528)	(23,678,506)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$288,392,921	$288,655,467

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating costs	$389,938	$91,123
Loss from Operations	(389,938)	(91,123)

Other income (loss):
Interest earned on cash and securities held in Trust Account	59,000	—
Offering costs allocated to warrants	—	(621,678)
Fair value of private warrants in excess of proceeds received	—	(155,000)
Change in fair value of warrant liability	5,682,916	2,717,916
Total other income, net	5,741,916	1,941,238

Net income	$5,351,978	$1,850,115

Weighted average shares outstanding, Class A common stock subject to possible redemption	28,750,000	11,819,444
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.13	$0.08
Weighted average shares outstanding, Non-redeemable Class B common stock	3,194,444	2,949,073
Basic and diluted net income per share, Non-redeemable Class B common stock	$0.13	$0.08
Weighted average shares outstanding, Non-redeemable Class L common stock	9,126,984	8,425,926
Basic and diluted net income per share, Non-redeemable Class L common stock	$0.13	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Class A Common stock		Class B Common stock		Class L Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	3,194,444	$319	9,126,984	$913	$—	$(23,679,738)	$(23,678,506)
Net income	—	—	—	—	—	—	—	5,351,978	5,351,978
Balance as of March 31, 2022 (unaudited)	—	$—	3,194,444	$319	9,126,984	$913	$—	$(18,327,760)	$(18,326,528)

	Class A Common stock		Class B Common stock		Class L Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	—	$—	3,194,444	$319	9,126,984	$913	$23,768	$(8,134)	$16,866
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	—	(23,768)	(26,604,441)	(26,628,209)
Net income	—	—	—	—	—	—	—	1,850,115	1,850,115
Balance as of March 31, 2021 (unaudited)	—	$—	3,194,444	$319	9,126,984	$913	$—	$(24,762,460)	$(24,761,228)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,	For the three months ended March 31,
	2022	2021
Cash flows from Operating Activities:
Net income	$5,351,978	$1,850,115
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(59,000)	—
Offering costs allocated to warrants	—	621,678
Fair value of private warrants in excess of proceeds received	—	155,000
Change in fair value of warrant liability	(5,682,916)	(2,717,916)
Changes in operating assets and liabilities:
Prepaid expenses	33,344	(586,663)
Other non-current assets	39,850	—
Accrued offering costs and expenses	68,392	46,765
Net cash used in operating activities	(248,352)	(631,021)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	—	281,750,000
Proceeds from issuance of Private Placement Warrants	—	7,750,000
Proceeds from promissory note – related party	—	115,492
Repayment of promissory note – related party	—	(115,492)
Payment of offering costs	—	(408,062)
Net cash provided by financing activities	—	289,091,938

Net change in cash	(248,352)	960,917
Cash, beginning of the period	769,595	25,000
Cash, end of the period	$521,243	$985,917

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,062,500
Initial classification of warrant liability	$—	$18,901,875
Initial classification of common stock subject to possible redemption	$—	$287,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGURE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022 (UNAUDITED)

Note 1 — Organization and Business Operations

Figure Acquisition Corp. I (the “Company”) is a blank check company incorporated as a Delaware corporation on December 15, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of March 31, 2022, the Company had not commenced any operations. All activity through  March 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO” or the “Initial Public Offering”) which is described below, and after completion of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, and other income (loss) from the change in fair value of the warrant liability.

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

Liquidity, Capital Resources, and Going Concern

As of March 31, 2022 and December 31, 2021, the Company had approximately $0.5 million and approximately $0.8 million in its operating bank account, respectively, and working capital, net of franchise tax payable of approximately $0.4 million and $0.7 million, respectively.

The Company’s liquidity needs up to February 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder shares and Class L shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on February 23, 2021 from the IPO proceeds (see Note 5).

Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. Additionally, an affiliate of the Company’s Sponsor entered into a commitment letter with the Company whereby the affiliate of the Company’s Sponsor agreed to provide working capital loans sufficient for the Company to satisfy its obligation as they come due until the earlier of: (a) the completion of the initial Business Combination, or (b) liquidation. Any such working capital loan under the commitment letter will be repaid to the affiliate of the Company’s Sponsor by the Company upon the completion of the initial Business Combination or, in the event of liquidation prior to the completion of the initial Business Combination, forgiven by the affiliate of the Company’s Sponsor upon liquidation. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loan.

If the Company does not consummate an initial business combination by February 23, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to consummate an initial business combination prior to February 23, 2023; however, it is uncertain whether the Company will be able to do so. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 13, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held primarily in U.S. Treasury Bills with maturities of 185 days or less.  During the three months ended March 31, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the condensed statements of operations. Interest income is recognized when earned.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4 and Note 8) in accordance with ACS 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statements of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs amounted to $16,253,012, of which $621,678 were allocated to expense associated with the warrant liability.

Common Stock Subject to Possible Redemption

All of the Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Share-Based Compensation

The Company complies with ASC Topic 718, “Compensation - Stock Compensation” regarding interests in founder shares transferred by the Sponsor to directors of the Company as compensation, which are described in Note 5.

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

As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and therefore no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. For interim periods, the Company applies the guidance in ASC 740-270.

The Company’s effective tax rate of 0% for the three months ended March 31, 2022, and 2021, differs from the statutory tax rate of 21% due primarily to permanent differences related to the change in fair value of warrant liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Share of  Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company has three classes of stock, redeemable Class A Common Stock, non-redeemable Class B Common Stock and non-redeemable Class L Common Stock. Earnings and losses are shared pro rata between the Class A, Class B and Class L Common Stock. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 12,354,167 shares of common stock in the calculation of diluted income per stock, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value.

Basic and diluted net income per share of common stock for Class A common stock, Class B common stock and Class L common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock, Class B common stock and Class L common stock outstanding, allocated proportionally to each class of common stock.

Reconciliation of Net Income per Share of Common Stock

The Company’s net income is adjusted for the portion of net income that is allocable to each class of common stock. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A, Class B and Class L common stock to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income per share of common stock is calculated as follows:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Net income allocable to Class A Common Stock	$3,746,385	$942,783
Denominator: Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	11,819,444
Basic and diluted net income per share of common stock	$0.13	$0.08
Non-Redeemable Class B Common Stock
Numerator: Net income allocable to Non-Redeemable Stock	$416,265	$235,234
Denominator: Weighted Average Non-Redeemable stock
Basic and diluted weighted average shares outstanding	3,194,444	2,949,073
Basic and diluted net income per share of common stock	$0.13	$0.08
Non-Redeemable Class L Common Stock
Numerator: Net income allocable to Non-Redeemable Stock	$1,189,328	$672,098
Denominator: Weighted Average Non-Redeemable stock
Basic and diluted weighted average shares outstanding	9,126,984	8,425,926
Basic and diluted net income per share of common stock	$0.13	$0.08

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Public Warrants

Each whole Public Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from February 23, 2021, the closing of the Public Offering, or 30 days after the completion of the initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Note 5 — Related Party Transactions

Founder Shares

In December 2020, the Company’s Sponsor purchased 4,107,143 shares of Class B common stock and 8,214,286 shares of Class L common stock for a capital contribution of $25,000, or approximately $0.002 per share. In January 2021, the Company’s Sponsor surrendered its Class B and Class L shares, and the Company reissued to the Sponsor 3,194,444 shares of Class B common stock (the “founder shares”) and 9,126,984 shares of Class L common stock, with no return of capital or payment by the Sponsor, resulting in the Sponsor holding 3,194,444 shares of Class B common stock and 9,126,984 shares of Class L common stock, including an aggregate of up to 416,667 shares of Class B common stock and up to 1,190,476 shares of Class L common stock subject to forfeiture, respectively, if the over-allotment option was not exercised by the underwriters in full. All shares of common stock and associated amounts have been retroactively restated. On February 12, 2021, our sponsor transferred 20,000 shares of Class B common stock to each of our three independent directors. As a result of the underwriters’ election to fully exercise their over-allotment option on February 23, 2021, none of the Class B shares or Class L shares are subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may loan the Company funds (“Working Capital Loans”), as discussed in Note 1. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.  At March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Advance from Related Party

During the three months ended March 31, 2022, an affiliate of the Sponsor paid for expenses related to the Company in the amount of $22,657.  These amounts were expensed during the quarter and are reflected in the accompanying condensed balance sheet as an Advance from related party as of March 31, 2022.

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

The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,062,500 in the aggregate and is included in the condensed balance sheets at March 31, 2022, and December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.01 each. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 28,750,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 3,194,444 shares issued and outstanding.

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

Class L Common Stock —The Company is authorized to issue a total of 15,000,000 shares of Class L common stock at par value of $0.0001 each. In December 2020, the Company issued 8,214,286 shares of Class L common stock to the Sponsor for approximately $0.002 per share. In January 2021, the Sponsor surrendered its Class L shares and the Company reissued 9,126,984 shares of Class L common stock to the Sponsor with no return of capital or payment by the Sponsor resulting in the Sponsor holding 9,126,984 shares of Class L common stock for approximately $0.002 per share. All shares of common stock and associated amounts have been retroactively restated. At March 31, 2022 and December 31, 2021, there were 9,126,984 shares issued and outstanding in stockholders’ deficit.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant Liability	$5,103,125	$5,103,125	$—	$—
Private Placement Warrant Liability	3,668,333	—	3,668,333	—
Total	$8,771,458	$5,103,125	$3,668,333	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant Liability	$8,409,374	$8,409,374	$—	$—
Private Placement Warrant Liability	6,045,000	—	6,045,000	—
Total	$14,454,374	$8,409,374	$6,045,000	$—

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the Condensed Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on February 23, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

On February 23, 2021, the fair value of the Private Placement Warrants and Public Warrants was determined to be $1.53 per warrant. The following table presents the change in the fair value of Level 3 warrant liabilities for the three months ended March 31, 2021:

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$—
Initial measurement on February 23, 2021	18,901,875
Change in valuation as of March 31, 2021	(2,717,916)
Fair Value as of March 31, 2021	$16,183,959

Beginning with the quarter ended June 30, 2021, the Public Warrants were reclassified from Level 3 to Level 1 and the Private Placement Warrants were reclassified from Level 3 to Level 2, due to certain “make whole” provisions in the warrant agreement. As of March 31, 2022 and December 31, 2021 the Company used the quoted market price of the Public Warrants as the fair value of the Public Warrants and the Private Placement Warrants.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2022 and December 31, 2021, are as follows:

	Carrying Value as of March 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Treasury Securities	$287,607,933	$—	$(4,359)	$287,603,574
	$287,607,933	$—	$(4,359)	$287,603,574

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$287,548,366	$2,435	$—	$287,550,801
	$287,548,366	$2,435	$—	$287,550,801

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Figure Acquisition Corp. I.,” “our,” “us” or “we” refer to Figure Acquisition Corp. I. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

For the three months ended March 31, 2022, we had a net income of approximately $5.4 million, which included a loss from operations of $0.4 million, and offset mainly by a gain from the change in fair value of warrant liabilities of $5.7 million and interest earned on marketable securities held in trust account of $0.1 million.

For the three months ended March 31, 2021, we had a net income of approximately $1.9 million, which included a loss from operations of $0.1 million, offering cost expense allocated to warrants of $0.6 million, the fair value of private warrants in excess of proceeds received of $0.2 million offset by a gain from the change in fair value of warrant liabilities of $2.6 million.

Our business activities from inception to March 31, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2022, we had approximately $0.5 million in our operating bank account and working capital, net of franchise tax payable of approximately $0.4 million.

The Company’s liquidity needs up to February 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder shares and Class L shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on February 23, 2021 from the IPO proceeds (see Note 5).

Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. Additionally, an affiliate of the Company’s Sponsor entered into a commitment letter with the Company whereby the affiliate of the Company’s Sponsor agreed to provide working capital loans sufficient for the Company to satisfy its obligation as they come due until the earlier of: (a) the completion of the initial Business Combination, or (b) liquidation. Any such working capital loan under the commitment letter will be repaid to the affiliate of the Company’s Sponsor by the Company upon the completion of the initial Business Combination or, in the event of liquidation prior to the completion of the initial Business Combination, forgiven by the affiliate of the Company’s Sponsor upon liquidation. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loan and we did not have any off-balance sheet arrangements.

If we do not consummate an initial business combination by February 23, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Underwriting Agreement

We agreed to pay the underwriters an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross proceeds of the IPO, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

There have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 13, 2022.

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

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

 Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal controls over financial reporting relating to the proper classification of our warrants, as described in “Item 4. Controls and Procedures” included in our Quarterly Reports on Form 10-Q as filed with the SEC on May 24, 2021 and August 13, 2021, and due to the restatements of our February 23, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A common stock, which combined, constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report for the year ended December 31, 2021, except as described below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in the Annual Report for the year ended December 31, 2021.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Figure Acquisition Corp. I

	By:	/s/ Thomas J. Milani
		Name:	Thomas J. Milani
Dated: May 16, 2022		Title:	Chief Financial Officer