Form 10-Q
period 2022-06-30
Figure Acquisition Corp. I
filed 2022-08-15
CIK 1839550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 28,750,000 shares of Class A common stock, par value $0.01 per share, 3,194,444 shares of Class B common stock, par value $0.0001 per share and 9,126,984 shares of Class L common stock, par value $0.0001 per share were issued and outstanding, respectively.

FIGURE ACQUISITION CORP. I
Form 10-Q
For the Quarter Ended June 30, 2022

FIGURE ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$167,228	$769,595
Prepaid Expenses	239,788	296,843
Total current assets	407,016	1,066,438
Cash and marketable securities held in Trust Account	287,967,734	287,549,179
Other non-current assets	—	39,850
Total Assets	$288,374,750	$288,655,467

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued offering costs and expenses	$327,212	$317,099
Income taxes payable	1,106	—
Total current liabilities	328,318	317,099
Deferred underwriting fee	10,062,500	10,062,500
Warrant liability	2,223,750	14,454,374
Total liabilities	12,614,568	24,833,973

Commitments and Contingencies (See Note 6)

Class A Common Stock subject to possible redemption; 28,750,000 shares at redemption value at June 30, 2022 and December 31, 2021	287,748,505	287,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;none issued and outstanding	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,194,444 shares issued and outstanding at June 30, 2022 and December 31, 2021	319	319
Class L common stock, $0.0001 par value; 15,000,000 shares authorized; 9,126,984 shares issued and outstanding at June 30, 2022 and December 31, 2021	913	913
Additional paid-in capital	—	—
Accumulated deficit	(11,989,555)	(23,679,738)
Total stockholders’ deficit	(11,988,323)	(23,678,506)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$288,374,750	$288,655,467

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$398,571	$228,083	$788,509	$319,206
Loss from operations	(398,571)	(228,083)	(788,509)	(319,206)

Other income (loss):
Interest earned on cash and marketable securities held in Trust Account	438,679	3,492	497,679	3,492
Offering costs allocated to warrants	—	—	—	(621,678)
Fair value of private warrants in excess of proceeds received	—	—	—	(155,000)
Change in fair value of warrant liability	6,547,708	(864,791)	12,230,624	1,853,125
Total other income (loss), net	6,986,387	(861,299)	12,728,303	1,079,939

Income before provision for income taxes	6,587,816	—	11,939,794	—
Provision for income taxes	1,106	—	1,106	—

Net income (loss)	$6,586,710	$(1,089,382)	$11,938,688	$760,733

Weighted average shares outstanding, Class A common stock subject to possible redemption	28,750,000	28,750,000	28,750,000	20,331,492
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.16	$(0.03)	$0.29	$0.02
Weighted average shares outstanding, Non-redeemable Class B common stock	3,194,444	3,194,444	3,194,444	3,072,437
Basic and diluted net income (loss) per share, Non-redeemable Class B common stock	$0.16	$(0.03)	$0.29	$0.02
Weighted average shares outstanding, Non-redeemable Class L common stock	9,126,984	9,126,984	9,126,984	8,778,392
Basic and diluted net income (loss) per share, Non-redeemable Class L common stock	$0.16	$(0.03)	$0.29	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common stock		Class B Common stock		Class L Common stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	3,194,444	$319	9,126,984	$913	$—	$(23,679,738)	$(23,678,506)
Net income	—	—	—	—	—	—	—	5,351,978	5,351,978
Balance as of March 31, 2022	—	—	3,194,444	319	9,126,984	913	—	(18,327,760)	(18,326,528)
Accretion of Class A common stock subject to possible redemption to redemption value	—	—	—	—	—	—	—	(248,505)	(248,505)
Net income	—	—	—	—	—	—	—	6,586,710	6,586,710
Balance as of June 30, 2022	—	$—	3,194,444	$319	9,126,984	$913	$—	$(11,989,555)	$(11,988,323)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common stock		Class B Common stock		Class L Common stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	3,194,444	$319	9,126,984	$913	$23,768	$(8,134)	$16,866
Net income	—	—	—	—	—	—	—	1,850,115	1,850,115
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	—	(23,768)	(26,604,441)	(26,628,209)
Balance as of March 31, 2021	—	—	3,194,444	319	9,126,984	913	—	(24,762,460)	(24,761,228)
Net loss	—	—	—	—	—	—	—	(1,089,382)	(1,089,382)
Accretion of Class A common stock subject to possible redemption to redemption value	—	—	—	—	—	—	—	(3,492)	(3,492)
Balance as of June 30, 2021	—	$—	3,194,444	$319	9,126,984	$913	$—	$(25,855,334)	$(25,854,102)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2022	2021
Cash flows from Operating Activities:
Net income	$11,938,688	$760,733
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(497,679)	(3,492)
Offering costs allocated to warrants	—	621,678
Fair value of private warrants in excess of proceeds received	—	155,000
Change in fair value of warrant liability	(12,230,624)	(1,853,125)
Changes in operating assets and liabilities:
Prepaid expenses	57,055	(315,883)
Other non-current assets	39,850	(189,492)
Accounts payable, accrued offering costs and expenses	10,113	165,649
Income taxes payable	1,106	—
Due to related parties	—	60,361
Net cash used in operating activities	(681,491)	(598,571)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account for franchise taxes	79,124	—
Net cash provided by (used in) investing activities	79,124	(287,500,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	—	281,750,000
Proceeds from issuance of Private Placement Warrants	—	7,750,000
Proceeds from promissory note – related party	—	115,492
Repayment of promissory note – related party	—	(115,492)
Advances from related party	354,015	—
Repayment of advances from related party	(354,015)	—
Payment of offering costs	—	(440,512)
Net cash provided by financing activities	—	289,059,488

Net change in cash	(602,367)	960,917
Cash, beginning of the period	769,595	25,000
Cash, end of the period	$167,228	$985,917

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,062,500
Initial classification of warrant liability	$—	$18,901,875
Initial classification of common stock subject to possible redemption	$—	$287,500,000
Accretion of Class A common stock subject to possible redemption to redemption value	$248,505	$3,492

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGURE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO” or the “Initial Public Offering”) which is described below, and after completion of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, and other income (loss) from the change in fair value of the warrant liability.

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2022 and December 31, 2021, the Company had approximately $0.2 million and $0.8 million in its operating bank account, respectively, and working capital of approximately $0.3 million and $0.7 million, respectively, net of franchise and income taxes payable and taxes paid out of operating funds not yet reimbursed by the Trust, as applicable, of approximately $0.2 million and $0.7 million, respectively.

The Company’s liquidity needs up to February 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder shares and Class L shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on February 23, 2021 from the IPO proceeds (see Note 5), and advances from an affiliate of the Sponsor of $354,015 (which were repaid) (see Note 5).

Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. Additionally, an affiliate of the Company’s Sponsor entered into a commitment letter with the Company whereby the affiliate of the Company’s Sponsor agreed to provide working capital loans sufficient for the Company to satisfy its obligation as they come due until the earlier of: (a) the completion of the initial Business Combination, or (b) liquidation. Any such working capital loan under the commitment letter will be repaid to the affiliate of the Company’s Sponsor by the Company upon the completion of the initial Business Combination or, in the event of liquidation prior to the completion of the initial Business Combination, forgiven by the affiliate of the Company’s Sponsor upon liquidation. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loan.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 13, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Out-of-Period Adjustment

During the second quarter of 2022, the Company determined that it had not recognized certain filing and listing fees related to the year ended December 31, 2021. The Company assessed these errors and determined that they were not material to previous reporting periods.  Therefore, the Company recorded these items as out-of-period adjustments in the three and six months ended June 30, 2022 by increasing formation and operating costs by $158,128 in the Condensed Statements of Operations.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held primarily in U.S. Treasury Bills with maturities of 185 days or less.  During the six months ended June 30, 2022, the Company withdrew $79,124 of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest earned on cash and marketable securities held in Trust Account” line item in the condensed statements of operations. Interest income is recognized when earned.

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

Common Stock Subject to Possible Redemption

All of the Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at June 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequent to the IPO, accretion includes cumulative interest earned on cash and marketable securities held in the Trust account, net of amounts withdrawn to pay taxes and incurred taxes that are eligible to be reimbursed from the Trust account in the future.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,996,875)
Issuance costs related to Class A ordinary shares	(16,253,262)
Plus:
Offering costs allocated to warrants	621,678
Remeasurement of Class A common stock to redemption value	26,628,459
Class A common stock subject to possible redemption, December 31, 2021	287,500,000
Plus:
Accretion of Class A common stock to redemption value	248,505
Class A common stock subject to possible redemption, June 30, 2022	$287,748,505

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

As of June 30, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable, and therefore no stock-based compensation expense has been recognized. Stock-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.02% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.01% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value of the warrant liabilities, which are not recognized for income tax purposes, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Basic and diluted net income (loss) per share of common stock, for each respective class of common stock, is computed by dividing net income (loss) by the weighted average number of shares of each respective class of common stock outstanding during the period, allocated proportionally to each class of common stock. The Company has three classes of stock, redeemable Class A Common Stock, non-redeemable Class B Common Stock and non-redeemable Class L Common Stock. Earnings and losses are shared pro rata between the Class A, Class B and Class L Common Stock. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 12,354,167 shares of common stock in the calculation of diluted income (loss) per share of stock, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per share of common stock as the redemption value approximates fair value.

Reconciliation of Net Income (Loss) per Share of Common Stock

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Redeemable Class A Common Stock
Numerator: Net income (loss) allocable to Class A Common Stock	$4,610,697	$(762,567)	$8,357,082	$480,600
Denominator: Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	28,750,000	28,750,000	20,331,492
Basic and diluted net income (loss) per share of common stock	$0.16	$(0.03)	$0.29	$0.02

Non-Redeemable Class B Common Stock
Numerator: Net income (loss) allocable to Non-Redeemable Stock	$512,300	$(84,730)	$928,565	$72,627
Denominator: Weighted Average Non-Redeemable stock
Basic and diluted weighted average shares outstanding	3,194,444	3,194,444	3,194,444	3,072,437
Basic and diluted net income (loss) per share of common stock	$0.16	$(0.03)	$0.29	$0.02

Non-Redeemable Class L Common Stock
Numerator: Net income (loss) allocable to Non-Redeemable Stock	$1,463,713	$(242,085)	$2,653,042	$207,506
Denominator: Weighted Average Non-Redeemable stock
Basic and diluted weighted average shares outstanding	9,126,984	9,126,984	9,126,984	8,778,392
Basic and diluted net income (loss) per share of common stock	$0.16	$(0.03)	$0.29	$0.02

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,750,000, in a private placement. The fair value of a warrant at IPO was $1.53; the aggregate fair value of the warrants exceeded the proceeds received by $155,000 which was included in other income (loss) in the condensed statement of operations. Each whole Private Placement Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust. The Private Placement Warrants will be non-redeemable in certain circumstances and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the Public Offering.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may loan the Company funds (“Working Capital Loans”), as discussed in Note 1. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.  At June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Advance from Related Party

During the six months ended June 30, 2022, an affiliate of the Sponsor paid for expenses related to the Company in the amount of $354,015 which was repaid in full. There were no balances outstanding as an Advance from related party as of June 30, 2022 and December 31, 2021.

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

The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,062,500 in the aggregate which is included in the condensed balance sheets at June 30, 2022, and December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.01 each. At June 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 28,750,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 3,194,444 shares issued and outstanding.

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

Class L Common Stock —The Company is authorized to issue a total of 15,000,000 shares of Class L common stock at par value of $0.0001 each. In December 2020, the Company issued 8,214,286 shares of Class L common stock to the Sponsor for approximately $0.002 per share. In January 2021, the Sponsor surrendered its Class L shares and the Company reissued 9,126,984 shares of Class L common stock to the Sponsor with no return of capital or payment by the Sponsor resulting in the Sponsor holding 9,126,984 shares of Class L common stock for approximately $0.002 per share. All shares of common stock and associated amounts have been retroactively restated. At June 30, 2022 and December 31, 2021, there were 9,126,984 shares issued and outstanding in stockholders’ deficit.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant Liability	$1,293,750	$1,293,750	$—	$—
Private Placement Warrant Liability	930,000	—	930,000	—
Total	$2,223,750	$1,293,750	$930,000	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant Liability	$8,409,374	$8,409,374	$—	$—
Private Placement Warrant Liability	6,045,000	—	6,045,000	—
Total	$14,454,374	$8,409,374	$6,045,000	$—

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

On February 23, 2021, the fair value of the Private Placement Warrants and Public Warrants was determined to be $1.53 per warrant. The following table presents the change in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2021:

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$—
Initial measurement on February 23, 2021	18,901,875
Change in valuation as of March 31, 2021	(2,717,916)
Fair Value as of March 31, 2021	16,183,959
Change in valuation as of June 30, 2021	864,791
Transfer of Public Warrants to Level 1	(9,918,750)
Transfer of Private Warrants to Level 2	(7,130,000)
Fair Value as of June 30, 2021	$—

Beginning with the quarter ended June 30, 2021, the Public Warrants were reclassified from Level 3 to Level 1 and the Private Placement Warrants were reclassified from Level 3 to Level 2, due to certain “make whole” provisions in the warrant agreement. As of June 30, 2022 and December 31, 2021 the Company used the quoted market price of the Public Warrants as the fair value of the Public Warrants and the Private Placement Warrants.

There were no transfers to/from Levels 1, 2 and 3 for the three and six months ended June 30, 2022.

The carrying value, excluding gross unrealized holding gains (losses), fair value of held to maturity securities, and cash and cash equivalents, on June 30, 2022 and December 31, 2021, are as follows:

	Carrying Value as of June 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
U.S. Treasury Securities	$287,966,946	$—	$(32,161)	$287,934,785
	$287,966,946	$—	$(32,161)	$287,934,785

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$287,548,366	$2,435	$—	$287,550,801
	$287,548,366	$2,435	$—	$287,550,801

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

Results of Operations

For the three months ended June 30, 2022, we had a net income of approximately $6.6 million, which included a gain from the change in fair value of warrant liabilities of $6.5 million and interest earned on marketable securities held in trust account of $0.4 million, offset mainly by a loss from operations of $0.4 million.

For the six months ended June 30, 2022, we had a net income of approximately $11.9 million, which included a gain from the change in fair value of warrant liabilities of $12.2 million and interest earned on marketable securities held in trust account of $0.5 million, offset mainly by a loss from operations of $0.8 million.

For the three months ended June 30, 2021, we had a net loss of approximately $1.09 million, which included a loss from operations of $0.23 million and loss from the change in fair value of warrant liabilities of $1 million, offset by interest earned on marketable securities held in trust account of $3,492 and gain from the change in fair value of private warrants in excess of proceeds received of $0.16 million.

For the six months ended June 30, 2021, we had a net income of approximately $0.76 million, which included interest earned on marketable securities held in trust account of $3,492 and gain from the change in fair value of warrant liabilities of $1.70 million, offset by a loss from operations of $0.32 million and offering costs allocated to warrants of $0.62 million.

Our business activities from inception to June 30, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2022, we had approximately $0.2 million in our operating bank account and working capital of approximately $0.3 million, net of franchise and income taxes payable and taxes paid out of operating funds not yet reimbursed by the Trust, as applicable, of approximately $0.2 million and $0.7 million, respectively.

For the six months ended June 30, 2022, net cash used in operating activities was approximately $0.7 million. Net income of $11.9 million was attributable to the change in fair value of warrant liabilities of $12.2 million, interest earned on marketable securities held in the Trust Account of $0.5 million and changes in operating assets and liabilities which provided $0.1 million in cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was approximately $0.6 million. Net income of 0.8 million was attributable to the change in fair value of warrant liability of $1.9 million, interest earned on marketable securities held in the Trust Account of $3,492, offset by offering costs allocated to warrants of $0.6 million, the fair value of private warrants in excess of proceeds received of $155,000, and changes in operating assets and liabilities, which used $0.2 million in cash from operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of approximately $287.9 million. We may withdraw interest to pay franchise and income taxes. Through June 30, 2022, cash withdrawn from the Trust Account to pay franchise and income taxes totaled $79,124 which was withdrawn during the six months ended June 30, 2022. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of approximately $0.2 million held outside of our Trust Account.

Our liquidity needs up to February 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder shares and Class L shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on February 23, 2021 from the IPO proceeds (see Note 5).

Subsequent to the consummation of the IPO, our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. Additionally, an affiliate of our Sponsor entered into a commitment letter with us whereby the affiliate of our Sponsor agreed to provide working capital loans sufficient for us to satisfy our obligations as they come due until the earlier of: (a) the completion of the initial Business Combination, or (b) liquidation. Any such working capital loan under the commitment letter will be repaid to the affiliate of our Sponsor by us upon the completion of the initial Business Combination or, in the event of liquidation prior to the completion of the initial Business Combination, forgiven by the affiliate of our Sponsor upon liquidation. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loan and we did not have any off-balance sheet arrangements.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Underwriting Agreement

We agreed to pay the underwriters an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross proceeds of the IPO, or $10,062,500 in the aggregate. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

There have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2022 (the “Annual Report”).

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Inflation

We do not believe that inflation had a material impact on our business or operating results during the period presented.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to two material weaknesses. The first material weakness in our internal controls over financial reporting relates to the proper classification of our warrants, as described in our Annual Report and in other reports the Company has filed with the SEC, including under “Item 4. Controls and Procedures” of our Quarterly Reports on Form 10-Q as filed with the SEC on May 24, 2021 and August 13, 2021, and due to the restatements of our February 23, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”), which were reported on the Form 10-Q as filed for the nine month period ended September 30, 2021, regarding the classification of redeemable Class A common stock. The second material weakness, identified in the current quarter, relates to the incorrect accounting for accrued liabilities, as discussed in Note 2 to the Financial Statements accompanying this Report. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To respond to the material weaknesses described above, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications, as well as enhancing our review process related to the accrued liabilities included our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report or disclosed in the subsequent Quarterly Report for the three months ended March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may also disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described in elsewhere in this Quarterly Report, during the second quarter of 2022, we identified an additional material weakness related to the incorrect accounting for certain accrued liabilities.

As described in our Annual Report, we previously identified a material weakness in our internal control over financial reporting in connection with our incorrect accounting for warrants and complex equity and equity linked instruments. The Company incorrectly accounted for the Class A common stock subject to possible redemption at the closing of our initial public offering and had also previously classified a portion of the Class A common stock in permanent equity. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 and also not effective as of the end of each of the interim periods during the year ended December 31, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption and earnings per share calculations for the affected periods.

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, and remained ineffective as of June 30, 2022.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications, as well as enhancing our review process related to the accrued liabilities included in our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weaknesses identified relating to our incorrect accounting for warrants and complex equity and equity linked instruments and relating to our incorrect accounting for liability accruals, see “Part II, Item 4. Controls and Procedures”

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations and we could be subject to litigation, investigations or other proceedings by investors, the SEC or other regulatory authorities. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
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

Figure Acquisition Corp. I

	By:	/s/ Thomas J. Milani
		Name:	Thomas J. Milani
Dated: August 15, 2022		Title:	Chief Financial Officer