Form 10-Q
period 2022-09-30
Figure Acquisition Corp. I
filed 2022-11-14
CIK 1839550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 28,750,000 shares of Class A common stock, par value $0.01 per share, 3,194,444 shares of Class B common stock, par value $0.0001 per share and 9,126,984 shares of Class L common stock, par value $0.0001 per share were issued and outstanding.

FIGURE ACQUISITION CORP. I
Form 10-Q
For the Quarter Ended September 30, 2022

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FIGURE ACQUISITION CORP. I
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$302,396	$769,595
Prepaid Expenses	141,827	296,843
Total current assets	444,223	1,066,438
Cash and marketable securities held in Trust Account	289,011,840	287,549,179
Other non-current assets	—	39,850
Total Assets	$289,456,063	$288,655,467

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable, accrued offering costs and expenses	$479,393	$317,099
Income taxes payable	295,144	—
Total current liabilities	774,537	317,099
Deferred underwriting fee	10,062,500	10,062,500
Warrant liability	741,250	14,454,374
Total liabilities	11,578,287	24,833,973

Commitments and Contingencies (See Note 6)

Class A Common Stock subject to possible redemption; 28,750,000 shares at redemption value at September 30, 2022 and December 31, 2021	288,685,382	287,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,194,444 shares issued and outstanding at September 30, 2022 and December 31, 2021	319	319
Class L common stock, $0.0001 par value; 15,000,000 shares authorized; 9,126,984 shares issued and outstanding at September 30, 2022 and December 31, 2021	913	913
Additional paid-in capital	—	—
Accumulated deficit	(10,808,838)	(23,679,738)
Total Stockholders’ Deficit	(10,807,606)	(23,678,506)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$289,456,063	$288,655,467

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$352,889	$169,986	$1,141,398	$489,192
Loss from operations	(352,889)	(169,986)	(1,141,398)	(489,192)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	1,282,021	20,526	1,779,700	24,018
Offering costs allocated to warrants	—	—	—	(621,678)
Fair value of private warrants in excess of proceeds received	—	(155,000)	—	(155,000)
Change in fair value of warrant liability	1,482,500	4,231,875	13,713,124	5,930,000
Total other income, net	2,764,521	4,097,401	15,492,824	5,177,340

Income before provision for income taxes	2,411,632	3,927,415	14,351,426	4,688,148
Provision for income taxes	294,038	—	295,144	—

Net income	$2,117,594	$3,927,415	$14,056,282	$4,688,148

Weighted average shares outstanding, Class A common stock subject to possible redemption	28,750,000	28,750,000	28,750,000	23,168,498
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.05	$0.10	$0.34	$0.13
Weighted average shares outstanding, Non-redeemable Class B common stock	3,194,444	3,194,444	3,194,444	3,113,553
Basic and diluted net income per share, Non-redeemable Class B common stock	$0.05	$0.10	$0.34	$0.13
Weighted average shares outstanding, Non-redeemable Class L common stock	9,126,984	9,126,984	9,126,984	8,895,866
Basic and diluted net income per share, Non-redeemable Class L common stock	$0.05	$0.10	$0.34	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common stock		Class B Common stock		Class L Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	3,194,444	$319	9,126,984	$913	$—	$(23,679,738)	$(23,678,506)
Net income	—	—	—	—	—	—	—	5,351,978	5,351,978
Balance as of March 31, 2022	—	—	3,194,444	319	9,126,984	913	—	(18,327,760)	(18,326,528)
Accretion of Class A common stock subject to possible redemption to redemption value	—	—	—	—	—	—	—	(248,505)	(248,505)
Net income	—	—	—	—	—	—	—	6,586,710	6,586,710
Balance as of June 30, 2022	—	—	3,194,444	319	9,126,984	913	$—	(11,989,555)	(11,988,323)
Accretion of Class A common stock subject to possible redemption to redemption value	—	—	—	—	—	—	—	(936,877)	(936,877)
Net income	—	—	—	—	—	—	—	2,117,594	2,117,594
Balance as of September 30, 2022	—	$—	3,194,444	$319	9,126,984	$913	$—	$(10,808,838)	$(10,807,606)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common stock		Class B Common stock		Class L Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	3,194,444	$319	9,126,984	$913	$23,768	$(8,134)	$16,866
Net income	—	—	—	—	—	—	—	1,850,115	1,850,115
Remeasurement of Class A common stock subject to possible redemption to redemption value	—	—	—	—	—	—	(23,768)	(26,604,441)	(26,628,209)
Balance as of March 31, 2021	—	—	3,194,444	319	9,126,984	913	—	(24,762,460)	(24,761,228)
Net loss	—	—	—	—	—	—	—	(1,089,382)	(1,089,382)
Accretion of Class A common stock subject to possible redemption to redemption value	—	—	—	—	—	—	—	(3,492)	(3,492)
Balance as of June 30, 2021	—	—	3,194,444	319	9,126,984	913	—	(25,855,334)	(25,854,102)
Net income	—	—	—	—	—	—	—	3,927,415	3,927,415
Accretion of Class A common stock subject to possible redemption to redemption value	—	—	—	—	—	—	—	(20,526)	(20,526)
Balance as of September 30, 2021	—	$—	3,194,444	$319	9,126,984	$913	$—	$(21,948,445)	$(21,947,213)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGURE ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2022	2021
Cash flows from Operating Activities:
Net income	$14,056,282	$4,688,148
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,779,700)	(24,018)
Offering costs allocated to warrants	—	621,678
Fair value of private warrants in excess of proceeds received	—	155,000
Change in fair value of warrant liability	(13,713,124)	(5,930,000)
Changes in operating assets and liabilities:
Prepaid expenses	155,016	(308,523)
Other non-current assets	39,850	(114,671)
Accounts payable, accrued offering costs and expenses	162,294	181,635
Income taxes payable	295,144	—
Net cash used in operating activities	(784,238)	(730,751)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account for franchise taxes	317,039	—
Net cash provided by (used in) investing activities	317,039	(287,500,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	—	281,750,000
Proceeds from issuance of Private Placement Warrants	—	7,750,000
Proceeds from promissory note – related party	—	115,492
Repayment of promissory note – related party	—	(115,492)
Advances from related party	535,885	—
Repayment of advances from related party	(535,885)	—
Payment of offering costs	—	(440,512)
Net cash provided by financing activities	—	289,059,488

Net change in cash	(467,199)	828,737
Cash, beginning of the period	769,595	25,000
Cash, end of the period	$302,396	$853,737

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,062,500
Initial classification of warrant liability	$—	$18,901,875
Initial classification of common stock subject to possible redemption	$—	$287,500,000
Accretion of Class A common stock subject to possible redemption to redemption value	$1,185,382	$24,019

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGURE ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO” or the “Initial Public Offering”) which is described below, and after completion of the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, and other income (loss) from the change in fair value of the warrant liability.

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

The Company will have 24 months from February 23, 2021, the closing of the IPO, to complete an initial Business Combination (as such period may be extended pursuant to the Amended and Restated Certificate of Incorporation, the “Combination Period”). However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company has filed preliminary proxy materials with respect to a special meeting of stockholders seeking approval of, among other matters, a proposal to (x) extend the Combination Period to a to-be-determined date in 2023 or such earlier date as determined by the Company’s board of directors (the “Proposed Extension”); and/or (y) change the date on which Continental Stock Transfer & Trust Company (the “Transfer Agent”) must commence liquidation of the Trust Account, established in connection with the Company’s IPO, to an amended termination date (the “Proposed Amendment to the Termination Date” and, together with the Proposed Extension, the “Proxy Proposal”). See Note 9 below.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their shares of the Company’s Class B common stock (the “founder shares”), shares of Class L common stock and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares, shares of Class L common stock and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period, as defined subject to the Proxy Proposal, or (B) with respect to any other material provisions relating to stockholder’s rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and shares of Class L common stock if the Company fails to complete the initial Business Combination within the Combination Period, as defined subject to the Proxy Proposal, and (iv) vote any founder shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022 and December 31, 2021, the Company had approximately $0.3 million and $0.8 million in its operating bank account, respectively, and working capital deficit of approximately $4,000 and working capital $0.7 million, respectively, net of franchise and income taxes payable and taxes paid out of operating funds not yet reimbursed by the Trust, as applicable, of approximately $0.3 and $0.7 million, respectively.

The Company’s liquidity needs up to February 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder shares and Class L shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on February 23, 2021 from the IPO proceeds (see Note 5), and advances from an affiliate of the Sponsor of $535,885 (which were repaid in full during the nine months ended September 30, 2022) (see Note 5).

Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. Additionally, an affiliate of the Company’s Sponsor entered into a commitment letter with the Company whereby the affiliate of the Company’s Sponsor agreed to provide working capital loans sufficient for the Company to satisfy its obligation as they come due until the earlier of: (a) the completion of the initial Business Combination, or (b) liquidation. Any such working capital loan under the commitment letter will be repaid to the affiliate of the Company’s Sponsor by the Company upon the completion of the initial Business Combination or, in the event of liquidation prior to the completion of the initial Business Combination, forgiven by the affiliate of the Company’s Sponsor upon liquidation. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loan.

If the Company does not consummate an initial business combination by February 23, 2023, subject to the approval and implementation of the Proxy Proposal, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to consummate an initial business combination prior to February 23, 2023, subject to the approval and implementation of the Proxy Proposal; however, it is uncertain whether the Company will be able to do so by this time or that the Proxy Proposal will be approved and implemented. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 13, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Out-of-Period Adjustment

During the second quarter of 2022, the Company determined that it had not recognized certain filing and listing fees related to the year ended December 31, 2021. The Company assessed these errors and determined that they were not material to previous reporting periods.  Therefore, the Company recorded these items as out-of-period adjustments in the three months ended June 30, 2022 (not presented herein), and by increasing formation and operating costs by $158,128 in the Condensed Statements of Operations.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held primarily in U.S. Treasury Bills with maturities of 185 days or less.  During the nine months ended September 30, 2022, the Company withdrew $317,039 of the interest income from the Trust Account to pay its tax obligations. During the nine months ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to the end of the period, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

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

Common Stock Subject to Possible Redemption

All of the Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.  Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds from Initial Public Offering	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,996,875)
Issuance costs related to Class A ordinary shares	(16,253,262)
Plus:
Issuance costs allocated to warrants	621,678
Remeasurement of Class A common stock to redemption value	26,628,459
Class A common stock subject to possible redemption, December 31, 2021	287,500,000
Plus:
Accretion of Class A common stock to redemption value	1,185,382
Class A common stock subject to possible redemption, September 30, 2022	$288,685,382

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

The Founders Shares were granted subject to a performance condition (i.e., consummation of the Business Combination). Compensation expense related to the Founders Shares will be recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

As of September 30, 2022, , the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that the consummation of a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 12.2% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.1% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value of the warrant liabilities, which are not recognized for income tax purposes, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Basic and diluted net income per share of common stock, for each respective class of common stock, is computed by dividing net income by the weighted average number of shares of each respective class of common stock outstanding during the period, allocated proportionally to each class of common stock. The Company has three classes of stock, redeemable Class A Common Stock, non-redeemable Class B Common Stock and non-redeemable Class L Common Stock. Earnings and losses are shared pro rata between the Class A, Class B and Class L Common Stock. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 12,354,167 shares of common stock in the calculation of diluted income per share of stock, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Redeemable Class A Common Stock
Numerator: Net income allocable to Class A Common Stock	$1,482,316	$2,749,191	$9,839,398	$3,087,657
Denominator: Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	28,750,000	28,750,000	23,168,498
Basic and diluted net income per share of common stock	$0.05	$0.10	$0.34	$0.13

Non-Redeemable Class B Common Stock
Numerator: Net income allocable to Non-Redeemable Stock	$164,702	$305,466	$1,093,266	$414,942
Denominator: Weighted Average Non-Redeemable stock
Basic and diluted weighted average shares outstanding	3,194,444	3,194,444	3,194,444	3,113,553
Basic and diluted net income per share of common stock	$0.05	$0.10	$0.34	$0.13

Non-Redeemable Class L Common Stock
Numerator: Net income allocable to Non-Redeemable Stock	$470,576	$872,759	$3,123,618	$1,185,549
Denominator: Weighted Average Non-Redeemable stock
Basic and diluted weighted average shares outstanding	9,126,984	9,126,984	9,126,984	8,895,866
Basic and diluted net income per share of common stock	$0.05	$0.10	$0.34	$0.13

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Note 5 — Related Party Transactions

Founder Shares

In December 2020, the Company’s Sponsor purchased 4,107,143 shares of Class B common stock and 8,214,286 shares of Class L common stock for a capital contribution of $25,000, or approximately $0.002 per share. In January 2021, the Company’s Sponsor surrendered its Class B and Class L shares, and the Company reissued to the Sponsor 3,194,444 shares of Class B common stock (the “founder shares”) and 9,126,984 shares of Class L common stock, with no return of capital or payment by the Sponsor, resulting in the Sponsor holding 3,194,444 shares of Class B common stock and 9,126,984 shares of Class L common stock, including an aggregate of up to 416,667 shares of Class B common stock and up to 1,190,476 shares of Class L common stock subject to forfeiture, respectively, if the over-allotment option was not exercised by the underwriters in full. All shares of common stock and associated amounts have been retroactively restated. On February 12, 2021, our sponsor transferred 20,000 shares of Class B common stock to each of our three independent directors. As a result of the underwriters’ election to fully exercise their over-allotment option on February 23, 2021, none of the Class B shares or Class L shares were forfeited.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may loan the Company funds (“Working Capital Loans”), as discussed in Note 1. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.  At September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Advance from Related Party

During the nine months ended September 30, 2022, an affiliate of the Sponsor paid for expenses related to the Company in the amount of $535,885 which was repaid in full. There were no balances outstanding as an Advance from related party as of September 30, 2022 and December 31, 2021.

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

The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $10,062,500 in the aggregate which is included in the condensed balance sheets at September 30, 2022, and December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.01 each. At September 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 28,750,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 3,194,444 shares issued and outstanding.

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

Class L Common Stock —The Company is authorized to issue a total of 15,000,000 shares of Class L common stock at par value of $0.0001 each. In December 2020, the Company issued 8,214,286 shares of Class L common stock to the Sponsor for approximately $0.002 per share. In January 2021, the Sponsor surrendered its Class L shares and the Company reissued 9,126,984 shares of Class L common stock to the Sponsor with no return of capital or payment by the Sponsor resulting in the Sponsor holding 9,126,984 shares of Class L common stock for approximately $0.002 per share. All shares of common stock and associated amounts have been retroactively restated. At September 30, 2022 and December 31, 2021, there were 9,126,984 shares issued and outstanding in stockholders’ deficit.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant Liability	$431,250	$431,250	$—	$—
Private Placement Warrant Liability	310,000	—	310,000	—
Total	$741,250	$431,250	$310,000	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant Liability	$8,409,374	$8,409,374	$—	$—
Private Placement Warrant Liability	6,045,000	—	6,045,000	—
Total	$14,454,374	$8,409,374	$6,045,000	$—

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

On February 23, 2021, the fair value of the Private Placement Warrants and Public Warrants was determined to be $1.53 per warrant. The following table presents the change in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2021. The Level 3 warrant liabilities were transferred to Level 2 as of June 30, 2021 and there were no Level 3 warrant liabilities during the three months ended September 30, 2021:

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

Beginning with the quarter ended June 30, 2021, the Public Warrants were reclassified from Level 3 to Level 1 and the Private Placement Warrants were reclassified from Level 3 to Level 2, due to certain “make whole” provisions in the warrant agreement. As of September 30, 2022 and December 31, 2021 the Company used the quoted market price of the Public Warrants as the fair value of the Public Warrants and the Private Placement Warrants.

There were no transfers to/from Levels 1, 2 and 3 for the three and nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 3021 there was cash held in the Trust Account of $1,027 and $813, respectively. The carrying value, excluding gross unrealized holding gains (losses) and fair value of held to maturity securities, on September 30, 2022 and December 31, 2021, are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
U.S. Treasury Securities	$289,010,813	$—	$(8,889)	$289,001,924
	$289,010,813	$—	$(8,889)	$289,001,924

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$287,548,366	$2,435	$—	$287,550,801
	$287,548,366	$2,435	$—	$287,550,801

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as noted herein, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 3, 2022, the Company filed with the SEC preliminary proxy materials with respect to a proposed special meeting of stockholders seeking approval of, among other matters, the Proxy Proposal consisting of (x) the Proposed Extension; and/or (y) the Proposed Amendment to the Termination Date. The Company’s board of directors may determine at any time not to proceed with the Proxy Proposal. There can be no assurance that definitive proxy materials will be filed and distributed to the Company’s stockholders as of the record date for such proposed meeting, that the Proxy Proposal and other related proposals will be approved by the Company’s stockholders, or that the Company’s board of directors will ultimately determine to implement the Proxy Proposal. If the Proxy Proposal is approved and implemented, public stockholders will be entitled to redeem their properly tendered Public Shares for a pro rata portion of the amount in the Trust Account, in accordance with the Amended and Restated Certificate of Incorporation.

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

We will only have 24 months from the closing of the Initial Public Offering, or February 23, 2023, subject to the approval and implementation of the Proxy Proposal, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to us to fund our working capital requirements (subject to an annual limit of $500,000) (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation. Our Sponsor and our executive officers and independent director nominees (the “initial stockholders”) entered into a letter agreement with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial stockholders or any of our officers, directors or affiliates acquire shares of common stock in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

Recent Developments

On November 3, 2022, we filed with the SEC preliminary proxy materials with respect to a proposed special meeting of stockholders seeking approval of, among other matters, a proposal to (x) extend the date by which we must consummate an initial Business Combination from February 23, 2023 to a to-be-determined date in 2023 or such earlier date as determined by the Company’s board of directors (the “Proposed Extension”); and/or (y) change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the Trust Account, established in connection with the Company’s IPO, to an amended termination date (the “Proposed Amendment to the Termination Date” and, together with the Proposed Extension, the “Proxy Proposal”). Our board of directors may determine at any time not to proceed with the Proposed Extension. There can be no assurance that definitive proxy materials will be filed and distributed to our stockholders as of the record date for such proposed meeting or, if the Proposed Extension and other related proposals are approved by our stockholders, that our board of directors will ultimately determine to implement the Proposed Extension. If the Proposed Extension is approved and implemented, our public stockholders will be entitled to redeem their properly tendered public shares for a pro rata portion of the amount in the trust account established for the benefit of our public stockholders (the “Trust Account”), in accordance with our charter.

Results of Operations

For the three months ended September 30, 2022, we had a net income of approximately $2.1 million, which included a gain from the change in fair value of warrant liabilities of $1.5 million and interest earned on marketable securities held in trust account of $1.3 million, partially offset by a loss from operations of $0.4 million and provision for income taxes of $0.3 million.

For the nine months ended September 30, 2022, we had a net income of approximately $14.1 million, which included a gain from the change in fair value of warrant liabilities of $13.7 million and interest earned on marketable securities held in trust account of $1.8 million, offset mainly by a loss from operations of $1.1 million and provision for income tax of $0.3 million.

For the three months ended September 30, 2021, we had a net income of approximately $3.9 million, which included interest earned on marketable securities held in trust account of $20,526 and gain from the change in fair value of warrant liabilities of $4.2 million, partially offset by a loss from operations of $0.2 million and fair value of private warrants in excess of proceeds received of $0.2 million.

For the nine months ended September 30, 2021, we had a net income of approximately $4.7 million, which included interest earned on marketable securities held in trust account of $24,018 and gain from the change in fair value of warrant liabilities of $5.9 million, offset by a loss from operations of $0.45 million, offering costs allocated to warrants of $0.6 million and fair value of private warrants in excess of proceeds received of $0.2 million.

Our business activities from inception to September 30, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022, we had approximately $0.3 million in our operating bank account and working capital deficit of approximately $4,000, net of franchise and income taxes payable and taxes paid out of operating funds not yet reimbursed by the Trust, as applicable, of approximately $0.3 million.

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $0.8 million. Net income of $14.1 million was attributable to the change in fair value of warrant liabilities of $13.7 million, interest earned on marketable securities held in the Trust Account of $1.8 million and changes in operating assets and liabilities which provided $0.7 million in cash from operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was approximately $0.7 million. Net income of $4.7 million was attributable to the change in fair value of warrant liability of $5.9 million, interest earned on marketable securities held in the Trust Account of $24,018, offset by offering costs allocated to warrants of $0.6 million, the fair value of private warrants in excess of proceeds received of $0.2 million, and changes in operating assets and liabilities, which used $0.2 million in cash from operating activities.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of approximately $288.7 million. We may withdraw interest to pay franchise and income taxes. Through September 30, 2022, cash withdrawn from the Trust Account to pay franchise and income taxes totaled $317,039 which was withdrawn during the nine months ended September 30, 2022. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of approximately $0.3 million held outside of our Trust Account.

Our liquidity needs up to February 23, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder shares and Class L shares, and the loan under an unsecured promissory note from the Sponsor of up to $300,000 which was paid in full on February 23, 2021 from the IPO proceeds (see Note 5).

Subsequent to the consummation of the IPO, our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. Additionally, an affiliate of our Sponsor entered into a commitment letter with us whereby the affiliate of our Sponsor agreed to provide working capital loans sufficient for us to satisfy our obligations as they come due until the earlier of: (a) the completion of the initial Business Combination, or (b) liquidation. Any such working capital loan under the commitment letter will be repaid to the affiliate of our Sponsor by us upon the completion of the initial Business Combination or, in the event of liquidation prior to the completion of the initial Business Combination, forgiven by the affiliate of our Sponsor upon liquidation. The Sponsor advanced an aggregate of $535,885 which was repaid in full during the nine-months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loan and we did not have any off-balance sheet arrangements.

If we do not consummate an initial business combination by February 23, 2023, subject to the approval and implementation of the Proxy Proposal, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The Company intends to consummate an initial business combination prior to February 23, 2023, subject to the approval and implementation of the Proxy Proposal; however, it is uncertain whether the Company will be able to do so by this time or that the Proxy Proposal will be approved and implemented. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There have been no changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2022 (the “Annual Report”).

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to two material weaknesses. The first material weakness in our internal controls over financial reporting relates to the proper classification of our warrants, as described in our Annual Report and in other reports the Company has filed with the SEC, including under “Item 4. Controls and Procedures” of our quarterly reports on Form 10-Q (each, a “Quarterly Report”) as filed with the SEC on May 24, 2021 and August 13, 2021, and due to the restatements of our February 23, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”), which were reported on the Form 10-Q as filed for the nine month period ended September 30, 2021, regarding the classification of redeemable Class A common stock. The second material weakness, identified in the prior quarter, relates to the incorrect accounting for accrued liabilities. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in “Part I, Item 1A., Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, our subsequently filed Quarterly Reports on Form 10-Q, and any other documents filed by the Company with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may also disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, and remained ineffective as of September 30, 2022.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by the end of the Combination Period.

If the Combination Period (currently terminating as of February 23, 2023) is extended (the “Extension”), our public stockholders will have the right to require us to redeem their public shares. Moreover, any redemption or other repurchase that we make that occurs after December 31, 2022 may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination; (ii) the structure of the business combination; (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination); and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and limit our ability to complete a business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we will instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued the SPAC Rule Proposals, relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in February 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company if the SPAC Rule Proposals are adopted as proposed. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we will, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or February 23, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future, and those stockholders who elect not to redeem their public shares in connection with the Charter Amendment will receive no more than the same per share amount, without additional interest, if they redeem their public shares in connection with a business combination or if the Company is liquidated in the future, in each case as compared with the per share amount they would have received if they had redeemed their public shares in connection with the Charter Amendment.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

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

Figure Acquisition Corp. I

	By:	/s/ Thomas J. Milani
		Name:	Thomas J. Milani
Dated: November 10, 2022		Title:	Chief Financial Officer